Form 10-Q
period 2026-03-31
CVC-PE Global Private Equity Fund, LP
filed 2026-05-14
CIK 2096330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56807

CVC-PE Global Private Equity Fund, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-2292991 (I.R.S. Employer Identification No.)

767 Fifth Avenue

New York, New York 10153

(Address of principal executive offices) (Zip Code)

(212) 265-6222

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of April 30, 2026, the registrant had the following limited partnership units outstanding: 481,287 Class R-S units, 25,500 Class R-I units, 279,250 Class C units and 50,000 Class G units.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the section entitled “Item 1A. Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement (the “Form 10”) filed with the United States Securities Exchange Commission (“SEC”) on February 18, 2026 and elsewhere in this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Terms Used

In this Quarterly Report on Form 10-Q, except where the context suggests otherwise:

The terms the “Fund,” “CVC-PEF,” “we,” “us” or “our” refer to CVC-PE Global Private Equity Fund, LP, a Delaware limited partnership.

The term “Aggregators” refers to one or more aggregator vehicles that may be formed to hold the investments of the Fund and/or any Parallel Funds (as defined below), including any successor vehicles or other vehicles used to aggregate the holdings of the Fund.

The term “CVC” refers to CVC Capital Partners plc, Clear Vision Capital Fund SICAV-FIS S.A., each of their respective successors or assigns and any form of entity which is controlled by, or under common control with CVC Capital Partners plc or Clear Vision Capital Fund SICAV-FIS S.A. from time to time.

The term “CVC Funds” refers to any private market, commingled fund or managed account arrangement which is managed, advised and/or operated by, or affiliated with, CVC and any other fund or separately managed account arrangement managed, advised and/or operated by, or affiliated with, CVC from time to time.

The term "CVC-PES Lux" refers to CVC Private Equity Strategies Funds S.A. SICAV, including its sub-funds, aggregators and parallel entities, a Luxembourg investment company available to investors primarily domiciled within the European Economic Area, the United Kingdom, Switzerland, Hong Kong, Singapore and certain other jurisdictions.

The term “CVC Private Equity Funds” refers to CVC Funds having a private equity strategy.

The term “Feeder TE” refers to CVC-PE Global Private Equity Fund (TE), LP., a Delaware limited partnership, a feeder vehicle for CVC-PEF, established to allow certain investors with particular tax characteristics, such as United States (“U.S.”) tax-exempt investors and non-U.S. investors.

The term “General Partner” refers to CVC-PEF General Partner Inc., a Delaware corporation, our general partner.

The term “Investment Adviser” refers to CVC Advisors (U.S.) Inc., a Delaware corporation, our investment adviser.

The term “net asset value” or “NAV” refers to, as the context requires, the net asset value.

The term “Parallel Funds” refers to any parallel vehicles established by, or at the direction of, CVC to invest alongside the Fund, but excluding CVC-PES Lux (as determined in the General Partner’s discretion).

The term ““Transactional NAV” refers to the price at which transactions in the Fund’s Units are made, which, for purposes of calculating the Fund’s Transactional NAV (and not for financial reporting purposes), (i) the Expense Support (as defined herein) paid by the Investment Adviser will be recognized as a reduction to NAV in the month the Fund reimburses the Investment Adviser for such costs, (ii) Servicing Fees (as defined herein), as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are paid and (iii) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying investment).

The term “Unitholders” refers to holders of our limited partnership units (“Units”). There are eight classes of Units (each, a “Class”) available to investors of the Fund: Class S Units, Class D Units, Class I (together with the Class S Units and Class D Units, the “Standard Units”), Class R-S Units, Class R-D Units and Class R-I Units (together with the Class R-S Units and Class R-D Units, the “Anchor Units”), Class C Units and Class G Units. Standard Units are available to all investors. Anchor Units are available to investors until the one-year anniversary of when CVC-PEF first accepts third-party investors and begins investment operations (the “Initial Closing Date”), which occurred on April 1, 2026, unless otherwise agreed to by the General Partner. Class C Units are available to CVC, its affiliates, certain employees of CVC and officers and directors of CVC-PEF. Class G Units are available to any persons who the General Partner has determined in its sole discretion qualify as eligible investors associated with CVC.

This report does not constitute an offer of CVC-PEF or any other CVC Fund.

Part I. Financial Information

Item 1. Financial Statement

CVC-PE Global Private Equity Fund, LP

Consolidated Statement of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

March 31,
2026
Assets
Cash and Cash Equivalents	$100
Total Assets	$100
Liabilities
Total Liabilities	$—
Commitments and Contingencies (Note 4)
Net Assets
Limited Partnership Unit — Class S, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class D, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class I, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-S, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-D, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-I, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class C, unlimited units authorized, 1,000 units issued and outstanding	100
Limited Partnership Unit — Class G, unlimited units authorized, no units issued and outstanding	—
Total Net Assets	100
Total Liabilities and Net Assets	$100

See Notes to Consolidated Financial Statement (Unaudited).

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization

CVC-PE Global Private Equity Fund, LP (“CVC-PEF” or the “Fund”) is a Delaware limited partnership formed on September 8, 2025, and is a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). CVC-PEF’s investment program is designed to offer access to the investment strategies of any private market, commingled fund or managed account arrangement which is managed, advised and/or operated by, or affiliated with, CVC (as defined below) and any other fund or separately managed account arrangement managed, advised and/or operated by, or affiliated with, CVC from time to time (“CVC Funds”) that has a private equity strategy (“CVC Private Equity Funds”). The CVC-PEF investment platform consists of (i) the Fund, available generally for United States (“U.S.”) taxable investors, (ii) CVC-PEF Aggregator (CYM), LP, a Cayman Limited Partnership, (iii) CVC-PEF Secondaries Investment Blocker, LLC, a Delaware Limited Liability Company, (along with CVC-PEF Aggregator (CYM), LP, the “Intermediate Entities”), and (iv) any parallel vehicles established by, or at the direction of, CVC to invest alongside the Fund (the “Parallel Funds”). CVC-PEF is structured as a perpetual-life fund, with monthly, fully-funded subscriptions and quarterly redemptions, upon the start of the Redemption Program (as defined in Note 5. “Net Assets”). “CVC” refers to CVC Capital Partners plc, Clear Vision Capital Fund SICAV-FIS S.A., each of their respective successors or assigns and any form of entity which is controlled by, or under common control with CVC Capital Partners plc or Clear Vision Capital Fund SICAV-FIS S.A. from time to time.

CVC-PEF is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder).

As of March 31, 2026, CVC-PEF had not commenced its investment activities. A consolidated statement of operations, consolidated statement of changes in net assets, consolidated statement of cash flows and financial highlights have not been presented as the Fund had not commenced operations. CVC-PEF’s first fiscal period will end December 31, 2026.

CVC-PEF General Partner Inc., a Delaware corporation, is the Fund’s general partner (the “General Partner”) and an affiliate of CVC. Overall responsibility for oversight of CVC-PEF rests with the General Partner, subject to certain oversight rights held by the board of directors (the “Board”) with respect to periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain situations involving conflicts of interest.

The General Partner will delegate CVC-PEF’s portfolio management function to CVC Advisors (U.S.) Inc. (the “Investment Adviser”). The Investment Adviser is a Delaware corporation and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended.

CVC-PEF’s investment objective is to generate attractive risk-adjusted returns and medium- to long-term capital appreciation for holders of the Fund’s Units (“Unitholders”). CVC-PEF will seek to meet its investment objectives by primarily investing in CVC Private Equity Fund strategies directly or through Intermediate Entities in a variety of ways, including through:

•
Direct Investments — Investments in companies and other assets alongside current and future CVC Private Equity Funds,
•
Secondary Investments — Secondary market purchases of existing underlying investments of and/or fund interests in CVC Private Equity Funds, and
•
Primary Commitments — Primary capital commitments to CVC Private Equity Funds.

To a lesser extent, CVC-PEF will also invest in debt and other types of liquid securities, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents as well as in any open-ended CVC Funds having a liquid credit strategy (“Liquid Assets”).

CVC-PEF will generally seek to invest 80% of its net asset value (“NAV”) in Direct Investments, Secondary Investments and Primary Commitments and up to 20% of its NAV in Liquid Assets. Its investments may vary materially from these indicative allocation ranges due to factors such as a large inflow of capital over a short period of time, the General Partner and/or the Investment Adviser’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statement of CVC-PEF has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and with the rules and regulations of the SEC. CVC-PEF follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“Topic 946”).

Basis of Consolidation

In accordance with Topic 946, CVC-PEF generally does not consolidate entities unless CVC-PEF has a controlling financial interest in an investment company or operating company whose business consists of providing services to CVC-PEF. CVC-PEF consolidates in its unaudited consolidated financial statement the accounts of the Intermediate Entities that meet the criteria described above. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statement in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statement and accompanying notes. Management believes that estimates utilized in the preparation of the unaudited consolidated financial statement are prudent and reasonable. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less.

Organizational and Offering Expenses

Organizational and offering expenses will only be borne by CVC-PEF when CVC-PEF first accepts third-party investors and begins investment operations (the “Initial Closing Date”), at which time, costs associated with the organization of CVC-PEF will be expensed as incurred and offering costs will be amortized over a 12 month period. As of March 31, 2026, CVC-PEF has not accepted any third-party investors, therefore organizational and offering expenses are not recorded in the accompanying Consolidated Statement of Assets and Liabilities.

Income Taxes

CVC-PEF is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. CVC-PEF is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the Unitholders of CVC-PEF and each Unitholder is individually liable for the taxes on their share of CVC-PEF’s taxable income or loss. There were no income taxes incurred by CVC-PEF for the quarter ended March 31, 2026.

CVC-PEF is subject to ASC Topic 740, Income Taxes (“Topic 740”), which established for all entities, including pass-through entities, a minimum threshold for financial statement recognition of positions taken in filing a tax return (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. Based on its analysis, there were no positions identified by the General Partner which did not meet the “more likely than not” standard as prescribed by Topic 740 for the quarter ended March 31, 2026.

CVC-PEF has recorded no tax liabilities pursuant to Topic 740. The General Partner continually reviews CVC-PEF’s tax positions and such conclusions under Topic 740 based on factors including, but not limited to, ongoing analyses of tax laws and regulations and interpretations thereof. To the extent CVC-PEF filed U.S. tax returns, such returns shall be subject to examination by U.S. federal, state and local authorities in accordance with the applicable statutes of limitations.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Related Party Transactions

Partnership Agreement

CVC-PEF has entered into a limited partnership agreement with the General Partner dated September 4, 2025, as amended and restated on January 30, 2026, and as further amended and restated on April 1, 2026 (the “Partnership Agreement”). Overall responsibility for CVC-PEF’s oversight rests with the General Partner, subject to certain oversight rights held by the Board. The General Partner will delegate CVC-PEF’s portfolio management function to the Investment Adviser.

Incentive Allocation

Capital Investors Founders Group Limited, an affiliate of CVC, or such other person as the General Partner may designate (collectively, the “Recipient”), will be entitled to receive an incentive allocation or distribution (the “Incentive Allocation”) by the Fund (directly or indirectly through an Intermediate Entity) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up except with respect to the Class C Units and any other class of units (each, a “Class”) that is not subject to the Incentive Allocation. Such allocation will be measured and allocated or paid annually and accrue monthly (subject to prorating for partial periods). The Recipient may elect to receive the Incentive Allocation in cash or in Units of the Fund, any aggregator vehicles that may be formed to hold the investments of the Fund and/or any Parallel Funds (each, an “Aggregator”) or any Parallel Funds, and/or shares, interests or units (as applicable) of Intermediate Entities.

Investment Advisory Agreement

CVC-PEF will enter into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”).

Management Fee

In consideration for its services, CVC-PEF will pay the Investment Adviser or its designated recipient a management fee (the “Management Fee”), payable monthly in arrears and calculated with respect to each Class before giving effect to any accruals for the Incentive Allocation, the Management Fee for that month, the Servicing Fee (as defined in Note 5. “Net Assets”) for that month, redemptions (and pending redemptions) for that month, any distributions for that month and without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which CVC-PEF indirectly invests in an investment (or any comparable entities of other CVC Funds in which CVC-PEF directly or indirectly participates) or taxes paid by any such entity during the applicable month.

The Management Fee attributable to each Class is as follows:

•
Class S Units, Class D Units and Class I Units (“Standard Units”) — Equal to 1.25% of CVC- PEF’s NAV per annum,
•
Class R-S Units, Class R-D Units and Class R-I Units (“Anchor Units”) — Equal to 1.00% of CVC-PEF’s NAV per annum from the one-year anniversary of the Initial Closing Date to the three-year anniversary of the Initial Closing Date and is equal to 1.25% of CVC-PEF’s NAV per annum thereafter,
•
Class C Units — No Management Fee charged, and
•
Class G Units — Equal to 1.00% of CVC-PEF’s NAV per annum.

The Investment Adviser has agreed to waive all of the Management Fee attributable to it in respect of the Anchor Units and Class G Units until the one-year anniversary of the Initial Closing Date. See Note 5. “Net Assets” for a description of the Fund's Classes.

The Investment Adviser may elect to receive the Management Fee attributable to it in cash, Units of the Fund, the Aggregators or any Parallel Fund and/or shares, interests or Units (as applicable) of Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed by the Fund at NAV at the Investment Adviser’s request and will not be subject to the Redemption Limitation or the Early Redemption Deduction (each as defined in Note 5. “Net Assets”). The Investment Adviser may separately elect for the Management Fee attributable to it to be paid (in whole or in part) to one of its affiliates, including but without limitation in satisfaction of Management Fee amounts owed to such affiliate in connection with services provided by such affiliate to CVC-PEF and/or any Intermediate Entity.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expense Support

In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to limit the amount of certain expenses borne by the Fund during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof. See Note 4. “Commitments and Contingencies” for additional information.

Feeder TE

CVC-PE Global Private Equity Fund (TE), LP, a Delaware limited partnership (the “Feeder TE”) is a feeder vehicle for CVC-PEF. The Feeder TE was established to allow certain investors with particular tax characteristics, such as U.S. tax-exempt investors and non-U.S. investors. The Feeder TE intends to invest all of its investable assets in the Fund indirectly through one or more entities, each treated as a corporation for U.S. federal income tax purposes. Investors in the Feeder TE will indirectly bear a portion of the Management Fee and Incentive Allocation paid by CVC-PEF, but such expenses will not be duplicated at the Feeder TE level.

CVC-PES Lux

CVC-PEF will invest alongside CVC Private Equity Strategies Funds S.A. SICAV, including its sub-funds, aggregators and parallel entities (“CVC-PES Lux”), a Luxembourg investment company available to investors primarily domiciled within the European Economic Area, the United Kingdom, Switzerland, Hong Kong, Singapore and certain other jurisdictions. While CVC-PEF and CVC-PES Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, CVC-PES Lux is not a Parallel Fund, and CVC-PEF and CVC-PES Lux will be operated as distinct investment structures.

Affiliates

The General Partner, Investment Adviser, Feeder TE, and CVC-PES Lux are affiliates of CVC-PEF.

4. Commitments and Contingencies

Commitments

The Investment Adviser has agreed to advance all of the Fund’s organizational and offering expenses through the first anniversary of the Initial Closing Date. On the Initial Closing Date, the Fund will be obligated to reimburse the Investment Adviser for all such advanced organizational and offering expenses ratably over the twelve months following the first anniversary of the Initial Closing Date.

The Investment Adviser has agreed to limit the amount of Specified Expenses (as defined below) borne by the Fund during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof (the “Expense Support Period”) to the amount stated in the Investment Advisory Agreement, on an annualized basis, of the Fund’s Transactional NAV as of the end of each calendar month (such limit, the “Expense Limitation” and such payment by the Investment Adviser, the “Expense Support”). The Expense Support Period may be renewed by the Investment Adviser in its sole discretion. To the extent that, as of the end of a given calendar month during the Expense Support Period, the Specified Expenses (annualized) exceed the Expense Limitation calculated as of the end of such calendar month, the Investment Adviser will pay, absorb or reimburse the Fund the amount of such excess or forgo its Management Fee in the amount of such excess (the “Expense Limitation Payment”). After the Expense Support Period ends (including, for the avoidance of doubt, any renewal thereof) and upon the request of the Investment Adviser, the Fund shall be obligated to reimburse the Investment Adviser the amount of any Expense Limitation Payments (the “Expense Limitation Reimbursement”) at any time during a period of five (5) years from when the final Expense Support Period ends, but only to the extent that such Expense Limitation Reimbursement, together with any Specified Expenses borne by the Fund, does not exceed the Expense Limitation, calculated as of the end of each calendar month on an annualized basis, or such lower expense limitation as may be in effect for the relevant portions of the Expense Support Period. The Investment Adviser, in its sole discretion, may waive its right to reimbursement for any Expense Support. The Investment Adviser may elect to receive the Expense Support Reimbursement in cash, Class C Units and/or shares, units or interests of any Aggregator.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

“Specified Expenses” means all expenses incurred in the business of the Fund, including, among other things, organizational and offering expenses (to the extent such organizational and offering expenses have been reimbursed by the Fund pursuant to the Investment Advisory Agreement), professional fees, and fees and expenses of the Fund’s administrator, custodian and transfer agent, with the exception of (i) the Management Fee; (ii) the Incentive Allocation; (iii) the Servicing Fee (as defined in Note 5. “Net Assets”); (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund); (vi) taxes; (vii) portfolio company expenses, joint-venture level expenses or Intermediate Entity expenses; (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating officers of the Fund); (ix) certain insurance costs; and (x) extraordinary expenses (as determined in the sole discretion of the Investment Adviser).

As of March 31, 2026, the Investment Adviser has incurred organizational and offering expenses on CVC-PEF’s behalf in the amount of $4.6 million. This amount will only be borne by CVC-PEF as of the Initial Closing Date.

5. Net Assets

In connection with its formation, CVC-PEF has the authority to issue an unlimited number of Units of each class.

CVC-PEF expects to offer eight classes of Units: Class S, Class D, Class I, Class R-S, Class R-D, Class R-I, Class C and Class G. Standard Units (Class S, Class D and Class I Units) are available to all investors. Anchor Units (Class R-S, Class R-D and Class R-I Units) are available to investors until the one-year anniversary of the Initial Closing Date, unless otherwise agreed to by the General Partner. Class C Units are available to CVC, its affiliates, certain employees of CVC and officers and directors of CVC-PEF. Class G Units are available to any persons who the General Partner has determined in its sole discretion qualify as eligible investors associated with CVC. The key differences among the classes of Units relate to ongoing Servicing Fees, Subscription Fees, Management Fees and Incentive Allocations. See below for a description of Servicing Fees and Subscription Fees. See Note 3. “Related Party Transactions” for a description of Management Fees and Incentive Allocations.

Class S Units, Class D Units, Class R-S Units and Class R-D Units are expected to bear a monthly servicing fee (the “Servicing Fee”) in an amount equal to, on an annualized basis, 0.85%, 0.25%, 0.85% and 0.25%, respectively, of the NAV of such Class as of the end of each month. No Servicing Fee will be payable with respect to Class I, Class R-I, Class C and Class G Units. In calculating the Servicing Fee, CVC-PEF will use the NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on Units. The purchase price per Unit of each class is equal to the NAV per Unit for such class as of the last calendar day of the immediately preceding month. Until CVC-PEF has determined its first NAV, which is expected to be as of the end of the first full month after the Initial Closing Date, the subscription price for Units will be $100.00 per Unit plus applicable Subscription Fees.

Certain financial intermediaries may charge Unitholders upfront selling commissions, placement fees, subscription fees or similar fees (the “Subscription Fees”) of up to (i) 3.5% of NAV on Class S Units and Class R-S Units and (ii) 1.5% of NAV on Class D Units and Class R-D Units sold in the offering. In certain circumstances the Subscription Fees may be paid to CVC and reallocated, in whole or in part, to the financial intermediary that placed the applicable Unitholder into the Fund. No Subscription Fees will be paid with respect to any other Units, or any Units issued pursuant to the Fund’s distribution reinvestment plan. Subscription Fees shall be paid by the applicable Unitholder outside of its investment in the Fund and will not impact the Fund’s NAV.

On February 11, 2026, the General Partner purchased 1,000 Class C Units at a price of $100.00 per unit as CVC-PEF's initial capital. As of March 31, 2026, the General Partner was CVC-PEF’s only Unitholder.

It is expected that the NAV for each Unit will first be determined as of the end of the first full month after the Initial Closing Date. Thereafter, the General Partner will determine the NAV for each Class monthly. The NAV for the Fund and each class will be determined as of each valuation date and the NAV so determined will be made available on or around the 20th business day of the next month. The NAV will be based on the fair value of all assets and the deduction of the liabilities and all accrued fees (including Servicing Fees, Management Fees, Incentive Allocations, distributions entitlement and other fees and expenses (including, without limitation, redemption fees, anti-dilution fees and/or similar fees)) on the relevant valuation date.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Redemption Program

At the discretion of the General Partner and in accordance with the Partnership Agreement, CVC-PEF expects to implement a redemption program (the “Redemption Program”), pursuant to which it expects to redeem in each quarter up to 5% of Units outstanding, measured using the aggregate NAV of the Fund (including the NAV attributable to any feeder funds, including the Feeder TE and any Parallel Funds) as of the last calendar day of the immediately preceding calendar quarter (the “Redemption Limitation”). The Redemption Program is expected to commence the quarter following the quarter in which the Initial Closing Date occurs.

Under the Redemption Program, the General Partner currently expects to redeem Units quarterly at the NAV per Unit as of the date specified in the Partnership Agreement (the “Redemption Date”). Any redemption request for Units (other than any Class C Units acquired by CVC as payment of the Management Fee and/or Incentive Allocation or Class G Units) that have not been outstanding for at least 18 months will be subject to an early redemption deduction equal to 5% of NAV on Units being redeemed, calculated at the Redemption Date (the “Early Redemption Deduction”). A redemption request for Class G Units may not be submitted if the Redemption Date would be earlier than 24 months after the date that such Class G Units were issued.

6. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of this unaudited consolidated financial statement. There have been no additional subsequent events that occurred that would require disclosure in, or would be required to be recognized in, this unaudited consolidated financial statement, except as noted below.

Unregistered Sales of Equity Securities

On April 1, 2026, CVC-PEF commenced operations and sold Units to certain investors, at a price of $100.00 per Unit, as part of the Fund’s continuous private offering for aggregate consideration of approximately $83.6 million. The following table details the Units sold by CVC-PEF:

	Number of Units Sold(1)	Aggregate Consideration(1)
Class R-S Units	481,287	$48,128,680
Class R-I Units	25,500	$2,550,000
Class C Units(2)	279,250	$27,925,000
Class G Units	50,000	$5,000,000

(1)
Unit and dollar amounts are rounded to the nearest whole number.
(2)
Includes 1,000 Class C Units purchased by the General Partner, for aggregate consideration of $0.1 million and 200,000 Class C Units purchased by an affiliate of CVC, for aggregate consideration of $20.0 million through the Feeder TE.

Director’s Compensation

On April 1, 2026, the Fund issued 500 restricted Class C Units to the two independent directors of the Board, based on the transaction price of $100.00 per Unit. Such restricted Class C Units shall fully vest on April 1, 2027.

Investment Advisory Agreement

On April 1, 2026, CVC-PEF entered into the Investment Advisory Agreement with the Investment Adviser. The key terms of the Investment Advisory Agreement are described within Note 3. “Related Party Transactions”.

Second Amended and Restated Limited Partnership Agreement

On April 1, 2026, CVC-PEF entered into the Second Amended and Restated Limited Partnership Agreement (the “Second A&R LPA”), with the General Partner and each of the Fund’s limited partners. The Second A&R LPA amended and restated the Fund’s Amended and Restated Limited Partnership Agreement, dated January 30, 2026, which amended and restated CVC-PEF’s Limited Partnership Agreement, dated September 4, 2025.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statement (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Pursuant to the Second A&R LPA, overall responsibility for oversight of the Fund rests with the General Partner, subject to certain oversight rights held by the Board, including the independent directors thereof, with respect to the periodic reports under the Exchange Act, and certain situations involving conflicts of interest. In addition, among other things, the Second A&R LPA provides for (i) the composition of the Board, (ii) certain transactions requiring approval of the independent directors, (iii) a leverage limit of 30%, except for certain exceptions described therein, (iv) indemnification and exculpation provisions, (v) the types of fees and expenses chargeable to the Fund, and (vi) the Fund’s ability to establish a redemption program.

Acquisition of Investments

In April 2026, CVC-PEF acquired investments in four portfolio companies from its affiliates, at purchase price plus a financing charge, and acquired interests in one CVC Private Equity Fund, totaling $77.5 million, utilizing cash from the sale of Units that were part of the Fund’s continuous private offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with CVC-PEF’s unaudited consolidated financial statement and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements.

In this report, reference to the “Fund,” “CVC-PEF,” “we,” “us” or “our” refer to CVC-PE Global Private Equity Fund, LP.

Overview

We were organized on September 8, 2025, as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended.

Our investment objective is to generate attractive risk-adjusted returns and medium- to long-term capital appreciation for Unitholders. CVC-PEF will seek to meet its investment objectives by primarily investing in CVC Private Equity Fund strategies directly or through Intermediate Entities in a variety of ways, including through:

•
Direct Investments —Investments in companies and other assets alongside current and future CVC Private Equity Funds,
•
Secondary Investments — Secondary market purchases of existing underlying investments of and/or fund interests in CVC Private Equity Funds, and
•
Primary Commitments — Primary capital commitments to CVC Private Equity Funds.

To a lesser extent, we will also invest in debt and other types of liquid securities, including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents as well as in any open-ended CVC Funds having a liquid credit strategy (“Liquid Assets”).

We will generally seek to invest 80% of our net asset value (“NAV”) in Direct Investments, Secondary Investments and Primary Commitments and up to 20% of our NAV in Liquid Assets. Our investments may vary materially from these indicative allocation ranges due to factors such as a large inflow of capital over a short period of time, the General Partner and/or the Investment Adviser’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law.

Our limited partnership units (“Units”) will not be listed for trading on any securities exchange or other trading market. There is currently no secondary market for our Units, and one is not expected to develop. We are conducting a continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended.

At the discretion of the General Partner and in accordance with the Partnership Agreement, we expect to implement a redemption program allowing for redemptions of up to 5% of Units outstanding each quarter, measured using the aggregate NAV of the Fund (including the NAV attributable to any feeder funds, including the Feeder TE and any Parallel Funds) as of the last calendar day of the immediately preceding calendar quarter. For additional information see Note 5. “Net Assets” in the “Notes to Consolidated Financial Statement (Unaudited)” in “Part I. Item 1. Financial Statement” of this report.

Recent Developments

On April 1, 2026, we commenced operations and sold Class R-S, Class R-I, Class C and Class G Units to certain investors as part of our continuous private offering for aggregate consideration of approximately $83.6 million.

On April 1, 2026, we issued 500 restricted Class C Units to the two independent directors of the board of directors, based on the transaction price of $100.00 per Unit. Such restricted Class C Units shall fully vest on April 1, 2027.

On April 1, 2026, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser.

On April 1, 2026, we entered into a Second Amended and Restated Limited Partnership Agreement (the “Second A&R LPA”), with the General Partner and each of our limited partners. The Second A&R LPA amended and restated our Amended and Restated Limited Partnership Agreement, dated January 30, 2026.

In April 2026, we acquired investments in four portfolio companies from our affiliates, at purchase price plus a financing charge, and acquired interests in one CVC Private Equity Fund, totaling $77.5 million, utilizing cash from the sale of Units that were part of our continuous private offering.

Key Components of Our Results of Operations

Revenues

We plan to generate revenues primarily from our investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest and dividend income from our investments in Liquid Assets, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

Organizational and offering expenses will only be borne by us when we first accept third-party investors and begin investment operations (the “Initial Closing Date”), which occurred on April 1, 2026, at which time, costs associated with our organization will be expensed as incurred and offering costs will be amortized over a 12 month period. The Investment Adviser has agreed to advance all of our organizational and offering expenses through the first anniversary of the Initial Closing Date. On the Initial Closing Date, we will be obligated to reimburse the Investment Adviser for all such advanced organizational and offering expenses ratably over the twelve months following the first anniversary of the Initial Closing Date.

The Investment Adviser has agreed to limit the amount of Specified Expenses (as defined below) borne by us during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof (the “Expense Support Period”) to the amount stated in the Investment Advisory Agreement, on an annualized basis, of our Transactional NAV as of the end of each calendar month (such limit, the “Expense Limitation” and such payment by the Investment Adviser, the “Expense Support”). The Expense Support Period may be renewed by the Investment Adviser in its sole discretion. To the extent that, as of the end of a given calendar month during the Expense Support Period, the Specified Expenses (annualized) exceed the Expense Limitation calculated as of the end of such calendar month, the Investment Adviser will pay, absorb or reimburse us the amount of such excess or forgo its Management Fee in the amount of such excess (the “Expense Limitation Payment”). After the Expense Support Period ends (including, for the avoidance of doubt, any renewal thereof) and upon the request of the Investment Adviser, we shall be obligated to reimburse the Investment Adviser the amount of any Expense Limitation Payments (the “Expense Limitation Reimbursement”) at any time during a period of five (5) years from when the final Expense Support Period ends, but only to the extent that such Expense Limitation Reimbursement, together with any Specified Expenses borne by us, does not exceed the Expense Limitation, calculated as of the end of each calendar month on an annualized basis, or such lower expense limitation as may be in effect for the relevant portions of the Expense Support Period. The Investment Adviser, in its sole discretion, may waive its right to reimbursement for any Expense Support. The Investment Adviser may elect to receive the Expense Support Reimbursement in cash, Class C Units and/or shares, units or interests of any Aggregator.

“Specified Expenses” means all expenses incurred in our business, including, among other things, organizational and offering expenses (to the extent such organizational and offering expenses have been reimbursed by us pursuant to the Investment Advisory Agreement), professional fees, and fees and expenses of our administrator, custodian and transfer agent, with the exception of (i) the management fee payable to the Investment Adviser or its designated recipient pursuant to the Investment Advisory Agreement (the “Management Fee”); (ii) the incentive allocation payable to Capital Investors Founders Group Limited, an affiliate of CVC, or such other person as the General Partner may designate (the “Incentive Allocation”); (iii) monthly servicing fees payable to participating brokers or other financial intermediaries (the “Servicing Fee”); (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us); (vi) taxes; (vii) portfolio company expenses, joint-venture level expenses or Intermediate Entity expenses; (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating officers of us); (ix) certain insurance costs; and (x) extraordinary expenses (as determined in the sole discretion of the Investment Adviser).

Additionally, the Investment Adviser has agreed to waive all of the Management Fee attributable to it in respect of the Class R-S, Class R-D, Class R-I and Class G Units until the one-year anniversary of the Initial Closing Date (the “Management Fee Waiver Period”).

Our primary operating expenses following the Initial Closing Date and the Management Fee Waiver Period are expected to include the payment of (i) the Management Fee, (ii) the Incentive Allocation, (iii) the Servicing Fee and (iv) all other costs and expenses of our operations. For additional information regarding the Management Fee, the Incentive Allocation and the Servicing Fee see Note 3. “Related Party Transactions” and Note 5. “Net Assets” in the “Notes to Consolidated Financial Statement (Unaudited)” in “Part I. Item 1. Financial Statement” of this report.

Results of Operations

As of March 31, 2026, we had not yet commenced investment activities and held no investments.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, we had not yet commenced investment activities. On February 11, 2026, the General Partner purchased 1,000 Class C Units at a price of $100.00 per unit as our initial capital. As of March 31, 2026, the General Partner was our only Unitholder.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) making Investments, (ii) the cost of operations (including the Servicing Fee, the Management Fee and the Incentive Allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program, and (v) cash distributions, if any, to the holders of our Units. For additional information regarding the Management Fee, the Incentive Allocation, the Servicing Fee and the Redemption Program, see Note 3. “Related Party Transactions” and Note 5. “Net Assets” in the “Notes to Consolidated Financial Statement (Unaudited)” in “Part I. Item 1. Financial Statement” of this report.

Contractual Obligations and Commitments

For contractual obligations and commitments see Note 4. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statement (Unaudited)” in “Part I. Item 1. Financial Statement” of this report.

Critical Accounting Policies

The preparation of the unaudited consolidated financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on CVC-PEF, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statement (Unaudited)” in “Part I. Item 1. Financial Statement” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in fair values and interest rates. We plan to invest primarily in CVC Private Equity Fund strategies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the General Partner in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost‐benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Fund is not currently subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceedings threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts. The Fund may also be subject to regulatory proceedings.

Item 1A. Risk Factors

In addition to the other information set forth within this Quarterly Report on Form 10-Q, consideration should be given to the information disclosed in “Item 1A. Risk Factors” in the Form 10 filed with the SEC on February 18, 2026. Unitholders should specifically consider the following material risks, which update certain information contained in the Form 10. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face but do represent updates to certain risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Units could decline and Unitholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Geopolitical Conflicts and Risk

Geopolitical events, including, without limitation, national referenda, political elections, international violent and non-violent conflicts, political movements and reactions to national and international emergencies, can affect monetary policy, fiscal policy, international relations, currency valuations, legal systems and regulatory regimes, among numerous other things, in ways that could impact CVC-PEF and/or its ability to operate and/or pursue its investment strategy. As economies and financial markets worldwide become increasingly interconnected, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats.

For example, local or regional armed conflicts have led to significant sanctions by the U.S., EU, and other countries against certain countries and persons and companies connected with certain countries, including ongoing armed conflict in Ukraine and Iran and escalating conflicts in other parts of the Middle East. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on the operations, risk profile, and value of CVC-PEF and its portfolio companies, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions. Ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally (including in the countries in which CVC-PEF invests), and therefore could adversely affect the performance of CVC-PEF’s investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to CVC-PEF, the performance of CVC-PEF’s investments, portfolio company operations, and the ability of CVC-PEF to achieve its investment objectives. Similar risks exist to the extent that any portfolio companies, service providers and vendors of CVC, CVC-PEF and any portfolio companies, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas. Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on CVC, CVC-PEF and its portfolio companies.

Furthermore, if after subscribing to CVC-PEF, any investor or any beneficial owner thereof is included on a list of prohibited entities and individuals maintained by a relevant regulatory and/or government entity, including the U.S. Department of the Treasury’s Office of Foreign Assets Control, or under similar E.U., U.K. or Cayman Islands regulations or under other applicable law, or are operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., United Nations, E.U., U.K., Luxembourg, the Cayman Islands and/or other applicable jurisdictions, CVC-PEF would likely be required to cease any further dealings with such investor or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets of CVC-PEF until such sanctions are lifted or a license is sought under applicable law to continue dealings. CVC-PEF could further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. For the avoidance of doubt, CVC has the sole discretion to determine the remedy if an investor is included on a sanctions list and is under no obligation to seek a license or any other relief to continue dealing with such investor. Although CVC expends significant effort and resources to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by CVC’s or CVC-PEF’s activities or investors, which would adversely affect CVC-PEF.

There can be no assurances that political and regulatory conditions will not worsen and/or adversely affect CVC-PEF, its investments, or their respective financial performance.

Trade Policy Uncertainty

In recent years, political leaders in the U.S. and certain European nations have been elected on protectionist platforms, fueling doubts about the future of global free trade. For example, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with non-U.S. countries. For example, the U.S. government previously imposed, and it is possible in the future will further increase, tariffs on certain non-U.S. goods, including steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products. Some non-U.S. governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Governments of other countries have introduced, or may in the future introduce, protectionist and other similar trade policies that could adversely affect free trade.

In addition, a continued trade dispute between the U.S. and China would be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and/or additional potential risks and consequences for CVC-PEF and its Investments. While this dispute has already had negative economic consequences on the U.S. markets, if trade related issues persist, including as a result of geopolitical tensions, there could be additional significant impacts on the industries in which CVC-PEF participates, the jurisdiction of CVC-PEF’s portfolio companies and/or other adverse impacts on CVC-PEF and its Investments. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for CVC-PEF or its Investments.

There is uncertainty as to the actions that will be taken under the Trump administration with respect to U.S. trade policy, and while the Investment Adviser and CVC-PEF intend to comply with applicable laws, rapid changes in laws and/or uncertain interpretation and implementation thereof, could affect CVC-PEF’s capacity to comply. New trade policy could also create a legal burden for and negatively impact CVC-PEF and its Investments, including by increasing costs and requiring CVC-PEF to exit certain investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce the value of CVC-PEF’s investments and adversely affect the income of properties that rely on the business of importing of goods into, and the exporting of goods out of, the United States.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Fund's Registration Statement on Form 10 filed with the SEC on December 23, 2025).

3.2

Certificate of Amendment to Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Fund's Registration Statement on Form 10 filed with the SEC on February 18, 2026).

3.3	Second Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 3.1 to the Fund's Current Report on Form 8-K filed with the SEC on April 6, 2026).

10.1	Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Fund's Current Report on Form 8-K filed with the SEC on April 6, 2026).

10.2*	Form of Restricted Unit Award Agreement.

31.1*	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026

CVC-PE Global Private Equity Fund, LP

/s/ Jonathan Wrigley
Name:	Jonathan Wrigley
Title:	Chief Financial Officer
(Principal Financial Officer)