Form 10-Q
period 2026-06-30
CVC-PE Global Private Equity Fund, LP
filed 2026-08-13
CIK 2096330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56807

CVC-PE Global Private Equity Fund, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-2292991 (I.R.S. Employer Identification No.)

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

As of July 31, 2026, the registrant had the following limited partnership units outstanding: 1,340,232 Class R-S units, 467,352 Class R-I units, 308,628 Class C units and 54,323 Class G units.

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

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the section entitled “Item 1A. Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement (the “Form 10”) filed with the United States Securities and Exchange Commission (“SEC”) on February 18, 2026 and in the section entitled “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 14, 2026, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

The term “CVC-PES Lux” refers to CVC Private Equity Strategies Funds S.A. SICAV, including its sub-funds, aggregators and parallel entities, a Luxembourg investment company available to investors primarily domiciled within the European Economic Area, the United Kingdom, Switzerland, Hong Kong, Singapore and certain other jurisdictions.

The term “CVC Private Equity Funds” refers to CVC Funds having a private equity strategy.

The term “Feeder TE” refers to CVC-PE Global Private Equity Fund (TE), LP, a Delaware limited partnership, a feeder vehicle for CVC-PEF, established to allow certain investors with particular tax characteristics, such as United States (“U.S.”) tax-exempt investors and non-U.S. investors.

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

The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units are made, which, for purposes of calculating the Fund’s Transactional NAV (and not for financial reporting purposes), (i) the Expense Support (as defined herein) paid by the Investment Adviser will be recognized as a reduction to NAV after the expiration of the Expense Support Period (as defined herein) and in the month the Fund reimburses the Investment Adviser for such costs, (ii) Servicing Fees (as defined herein), as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are paid and (iii) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying investment).

The term “Unitholders” refers to holders of our limited partnership units (“Units”). There are eight classes of Units (each, a “Class”) available to investors of the Fund: Class S Units, Class D Units, Class I (together with the Class S Units and Class D Units, the “Standard Units”), Class R-S Units, Class R-D Units and Class R-I Units (together with the Class R-S Units and Class R-D Units, the “Anchor Units”), Class C Units and Class G Units. Standard Units are available to all investors. Anchor Units are available to investors until the one-year anniversary of when CVC-PEF first accepted third-party investors and began investment operations (the “Initial Closing Date”), which occurred on April 1, 2026, unless otherwise agreed to by the General Partner. Class C Units are available to CVC, its affiliates, certain employees of CVC and officers and directors of CVC-PEF. Class G Units are available to any persons who the General Partner has determined in its sole discretion qualify as eligible investors associated with CVC.

This report does not constitute an offer of CVC-PEF or any other CVC Fund.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

CVC-PE Global Private Equity Fund, LP

Consolidated Statement of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

June 30,
2026
Assets
Investments, at Fair Value (Cost of $172,263)	$194,324
Cash and Cash Equivalents	10,913
Derivative Assets, at Fair Value	1,266
Deferred Offering Costs	1,584
Due from Affiliate	5,580
Total Assets	$213,667
Liabilities
Accrued Incentive Allocation	$2,674
Accrued Servicing Fees	4,929
Accrued Administrative Fees	79
Accrued Professional Fees	1,431
Derivative Liabilities, at Fair Value	52
Organizational Costs Payable	2,631
Offering Costs Payable	2,112
Securities Purchased Payable	11,655
Other Accrued Expenses and Liabilities	1,523
Total Liabilities	27,086
Commitments and Contingencies (Note 7)
Net Assets
Limited Partnership Unit — Class S, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class D, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class I, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-S, unlimited units authorized, 1,001,201 units issued and outstanding	110,720
Limited Partnership Unit — Class R-D, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-I, unlimited units authorized, 290,111 units issued and outstanding	33,552
Limited Partnership Unit — Class C, unlimited units authorized, 308,080 units issued and outstanding	36,527
Limited Partnership Unit — Class G, unlimited units authorized, 50,000 units issued and outstanding	5,782
Total Net Assets	186,581
Total Liabilities and Net Assets	$213,667

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

Three Months Ended
June 30, 2026
(Commenced Operations
on April 1, 2026)
Investment Income
Interest Income	$79
Total Investment Income	79
Expenses
Organization Expenses	$2,837
Offering Expenses	528
Management Fees	342
Incentive Allocation	2,674
Professional Fees	1,439
Administrative Fees	79
Deal Expenses	2,739
Servicing Fees	221
Director Fees	149
Interest Expenses	160
Other Expenses	1,591
Total Expenses	12,759
Less: Management Fees Waived	(342)
Less: Expense Reimbursed by Investment Adviser	(5,580)
Total Expenses after Fees Waived and Reimbursed	6,837
Net Investment Income (Loss)	(6,758)
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net Realized Gain (Loss) on Investments	3,644
Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(233)
Net Change in Unrealized Appreciation (Depreciation) on Investments	22,061
Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments	1,214
Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies	533
Total Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)	27,219
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,461

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	Class R-S Units	Class R-I Units	Class C Units	Class G Units	Total
Balance at March 31, 2026	$—	$—	$100	$—	$100
Proceeds from Units Issued	104,034	30,830	30,900	5,000	170,764
Net Investment Income (Loss)	(4,543)	(904)	(1,002)	(309)	(6,758)
Net Realized Gain (Loss) on Investments	2,096	599	818	131	3,644
Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(138)	(41)	(47)	(7)	(233)
Net Change in Unrealized Appreciation (Depreciation) on Investments	12,958	2,759	5,429	915	22,061
Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments	743	216	220	35	1,214
Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies	314	93	109	17	533
Accrued Servicing Fees	(4,744)	—	—	—	(4,744)
Balance at June 30, 2026	$110,720	$33,552	$36,527	$5,782	$186,581

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands)

Three Months Ended
June 30, 2026
(Commenced Operations
on April 1, 2026)
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,461
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Net Realized (Gain) Loss on Investments	(3,644)
Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	233
Net Change in Unrealized (Appreciation) Depreciation on Investments	(22,061)
Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments	(1,214)
Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies	(533)
Issuance of Class C Units for Director Fees	50
Purchases of Investments	(176,356)
Proceeds from Investments	7,737
Changes in Operating Assets and Liabilities:
Deferred Offering Costs	(1,584)
Due from Affiliate	(5,580)
Accrued Servicing Fees	221
Accrued Administrative Fees	79
Accrued Professional Fees	1,431
Accrued Incentive Allocation	2,674
Organizational Costs Payable	2,631
Offering Costs Payable	2,112
Securities Purchased Payable	11,655
Other Accrued Expenses and Liabilities	1,523
Net Cash Used in Operating Activities	(160,165)
Financing Activities
Proceeds from Issuance of Units	170,714
Servicing Fees Paid	(36)
Net Cash Provided by Financing Activities	170,678
Effect of Exchange Rate Changes on Cash and Cash Equivalents and Foreign Currencies at Fair Value	300
Cash and Cash Equivalents
Net Increase	10,813
Beginning of Period	100
End of Period	$10,913
Supplemental Disclosure of Non-Cash Information
Accrued Servicing Fees	$4,744

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(Dollars in Thousands)

Investment(1)	Asset	Geography(1)	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Direct Investments
Financial Services
Bamboo	Equity interest held through 2.07% ownership of Miramar Aggregator, LP	Americas	$26,056	14.0%
Total Financial Services			26,056	14.0%
Healthcare
Mehiläinen	Equity interest held through 927,257 shares of Hetairos TopCo S.à r.l.	Europe	14,940	8.0%
Total Healthcare			14,940	8.0%
Sports
Global Sports Group	Equity interest held through 807,823,129 preferred shares and 170,068,027 ordinary shares of Orbit IH1 SCSp	Europe	11,660	6.2%
Total Sports			11,660	6.2%
Consumer
Therme Horizon	Equity interest held through 936,288,008 shares of Cold Plunge Jersey Limited	Europe	11,639	6.2%
Authentic Brands Group	Equity interest held through 3.39% ownership of Marilyn Holdings Parent 2 LP	Americas	23,965	12.8%
Total Consumer			35,604	19.0%
Distribution
Ahlsell	Equity interest held through 14,127,360,000 shares of Locron Holdings Jersey Limited	Europe	16,559	8.9%
Total Distribution			16,559	8.9%
Total Investments in Direct Investments (Cost: $34,412 Americas, $52,612 Europe)			104,819	56.1%
Secondary Investments
Diversified Funds
CVC Capital Partners VII Associates L.P.(2)	Equity interest held through 4.18% ownership of CVC Capital Partners VII Associates L.P.	Global	26,463	14.2%
CVC Capital Partners VIII Associates L.P.(2)	Equity interest held through 3.33% ownership of CVC Capital Partners VIII Associates L.P.	Global	31,082	16.7%
Total Diversified Funds			57,545	30.9%
Healthcare
Curium	Equity interest held through 0.68% ownership of Capvest Strategic Opportunities 12 SCSp	Americas	20,608	11.0%
Total Healthcare			20,608	11.0%
Industrials
SubCom	Equity interest held through 4.00% ownership of Watling IX, SCSp	Americas	8,527	4.6%
Total Industrials			8,527	4.6%
Total Secondary Investments (Cost: $25,883 Americas, $56,556 Global)			86,680	46.5%
Liquid Investments
CVC Liquid Asset Solutions SCA SICAV RAIF(2)	Equity interest held through 27,768 units of CVC Liquid Asset Solutions SCA SICAV RAIF	Europe	2,825	1.5%
Total Liquid Investments (Cost $2,800 Europe)			2,825	1.5%
Total Investments (Cost $172,263)			194,324	104.1%
Derivative Instruments
Foreign Currency Forward Contracts (Assets)		N/A	1,266	0.7%
Foreign Currency Forward Contracts (Liabilities)		N/A	(52)	—%
Total Derivative Instruments (Cost $—)			1,214	0.7%

CVC-PE Global Private Equity Fund, LP

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(Dollars in Thousands)

Investment(1)	Asset	Geography(1)	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents
BlackRock Liquidity Funds – Treasury Trust Fund, Institutional Shares		Americas	2,964	1.6%
Northern Institutional Funds – Treasury Portfolio		Americas	2,964	1.6%
Total Cash Equivalents (Cost $5,928)			5,928	3.2%
Total Investment in Investments, Derivative Instruments and Cash Equivalents (Cost $66,223 Americas, $55,412 Europe, $56,556 Global)			$201,466	108.0%

Fair Value as a Percentage of Net Assets may not add due to rounding.

N/A Not applicable

(1)
All determinations regarding sector and geography are made by CVC in its sole discretion. For CVC Private Equity Funds, geography is generally based on the region where underlying portfolio companies are headquartered.
(2)
There was no single investment included in these funds that exceeded 5% of net assets.

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization

CVC-PE Global Private Equity Fund, LP (“CVC-PEF” or the “Fund”) is a Delaware limited partnership formed on September 8, 2025, and is a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). CVC-PEF’s investment program is primarily designed to offer access to the investment strategies of any private market, commingled fund or managed account arrangement which is managed, advised and/or operated by, or affiliated with, CVC (as defined below) and any other fund or separately managed account arrangement managed, advised and/or operated by, or affiliated with, CVC from time to time (“CVC Funds”) that has a private equity strategy (“CVC Private Equity Funds”). The CVC-PEF investment platform consists of (i) the Fund, available generally for United States (“U.S.”) taxable investors, (ii) CVC-PEF Aggregator (CYM), LP, a Cayman Limited Partnership, (iii) CVC-PEF Secondaries Investment Blocker, LLC, a Delaware Limited Liability Company, (along with CVC-PEF Aggregator (CYM), LP, the “Intermediate Entities”), and (iv) any parallel vehicles established by, or at the direction of, CVC to invest alongside the Fund (the “Parallel Funds”). CVC-PEF is structured as a perpetual-life fund, with monthly, fully-funded subscriptions and quarterly redemptions, upon the start of the Redemption Program (as defined in Note 6. “Net Assets”). “CVC” refers to CVC Capital Partners plc, Clear Vision Capital Fund SICAV-FIS S.A., each of their respective successors or assigns and any form of entity which is controlled by, or under common control with CVC Capital Partners plc or Clear Vision Capital Fund SICAV-FIS S.A. from time to time.

CVC-PEF is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder).

CVC-PEF commenced operations on April 1, 2026 (the “Initial Closing Date”), when CVC-PEF sold Units and began investment activities. CVC-PEF’s first fiscal period will end December 31, 2026.

CVC-PEF General Partner Inc., a Delaware corporation, is the Fund’s general partner (the “General Partner”) and an affiliate of CVC. Overall responsibility for oversight of CVC-PEF rests with the General Partner, subject to certain oversight rights held by the board of directors (the “Board”) including periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain situations involving conflicts of interest.

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
•
Secondary Investments — Secondary market purchases of existing underlying investments of and/or fund interests in CVC Private Equity Funds, and
•
Primary Commitments — Primary capital commitments to CVC Private Equity Funds.

To a lesser extent, CVC-PEF will also invest in debt and other types of liquid securities (“Liquid Assets”), including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents as well as in any open-ended CVC Funds having a liquid credit strategy (“Liquid Investments”).

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

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of CVC-PEF have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and with the rules and regulations of the SEC. CVC-PEF follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“Topic 946”).

Basis of Consolidation

In accordance with Topic 946, CVC-PEF generally does not consolidate entities unless CVC-PEF has a controlling financial interest in an investment company or operating company whose business consists of providing services to CVC-PEF. CVC-PEF consolidates in its unaudited consolidated financial statements the accounts of the Intermediate Entities that meet the criteria described above. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the unaudited consolidated financial statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less. At times, CVC-PEF may have bank balances in excess of federally insured limits.

Investment Valuation

CVC-PEF carries its investments at fair value in accordance with ASC Topic 820, Fair Value Measurement (“Topic 820”). Topic 820 establishes a hierarchical disclosure framework which ranks the observability of market inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants.

CVC-PEF’s investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair value, as follows:

•
Level I — Inputs are quoted prices in active markets for identical investments as of the reporting date. The Fund does not adjust the quoted price for such investments.
•
Level II — Inputs are other than quoted prices in active markets and are either directly or indirectly observable as of the reporting date. These inputs may include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, or other observable inputs.
•
Level III — Inputs are unobservable and significant to the overall fair value measurement. The determination of fair value for investments classified within Level III requires significant judgment or estimation by the General Partner

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

CVC-PEF recognizes transfers between levels of the fair value hierarchy at the end of the reporting period in which the transfer occurs.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In the absence of observable market prices, CVC-PEF values its investments using valuation methodologies applied on a consistent basis in accordance with CVC-PEF’s valuation policies and procedures approved by the General Partner. Such methodologies may include the market approach, which considers comparable company or transaction multiples, and the income approach, which incorporates discounted cash flow analyses and other valuation techniques. These methods involve a significant degree of judgment.

For Secondary Investments and Primary Commitments, CVC-PEF generally determines fair value based on its proportionate share of the most recent NAV reported by the respective underlying fund manager, provided that such NAV is calculated in a manner consistent with Topic 946. The reported NAV may be adjusted where appropriate for subsequent capital contributions, distributions and other material known, knowable and quantifiable events occurring through the reporting date. To the extent the underlying fund holds publicly traded securities, CVC-PEF considers material changes in the quoted market prices of such securities from the date of the most recent reported NAV. In addition, where appropriate, CVC-PEF may adjust the reported NAV to reflect estimated material changes in the fair value of the underlying fund’s non-public investments from the date of the most recent reported NAV through the reporting date.

Foreign Currency

CVC-PEF’s investments may be denominated in foreign currencies and, thus, are subject to foreign currency exchange rate fluctuations. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the prevailing exchange rate at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments, and income and expenses, are remeasured into U.S. dollars at the prevailing exchange rates at the respective transaction dates. The effects of changes in foreign currency exchange rates on investments are recorded in Net Change in Unrealized Appreciation (Depreciation) on Investments on the Consolidated Statements of Operations. The effects of foreign currency exchange rates on transactions are recorded in Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies and Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies on the Consolidated Statements of Operations.

Calculation of Net Asset Value

CVC-PEF calculates NAV under U.S. GAAP as of the end of each month by deducting liabilities and all accrued fees (including Servicing Fees (as defined below), Management Fees, Incentive Allocations, distributions entitlement and other fees and expenses (including, without limitation, redemption fees, anti-dilution fees and/or similar fees)) from the fair value of all assets. See Note 5. “Related Party Transactions” for the definitions of Management Fees and Incentive Allocations.

Expenses directly related to CVC-PEF or its classes of units (each, a “Class”) are charged to CVC-PEF or the applicable Class. Expenses directly related to CVC-PEF and other shared expenses prorated to CVC-PEF are allocated to each Class based on its relative net assets or other appropriate methods. Other operating expenses shared by several funds, including other funds managed by the Investment Adviser, are prorated among those funds on the basis of relative net assets or other appropriate methods. NAV per unit for each class is calculated by dividing the net asset value for that Class by the total number of outstanding Units of that class on the reporting date.

For purposes of establishing the price at which transactions in CVC-PEF’s Units are made (and not for financial reporting purposes), CVC-PEF also calculates a monthly “Transactional NAV”, which differs from CVC-PEF’s NAV determined in accordance with U.S. GAAP. To calculate CVC-PEF’s Transactional NAV (i) the Expense Support (as defined in Note 5. “Related Party Transactions”) paid by the Investment Adviser will be recognized as a reduction to NAV after the expiration of the Expense Support Period (as defined in Note 5. “Related Party Transactions”) and in the month the Fund reimburses the Investment Adviser for such costs, (ii) Servicing Fees (as defined below), as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are paid and (iii) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying investment).

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation) on Investments

Realized gains or losses on investments are recognized upon the sale, repayment, or other disposition of an investment and are measured as the difference between the net proceeds received and the investment’s cost basis, adjusted for any previously recognized unrealized appreciation or depreciation, with cost determined using the specific identification method. Realized gains and losses are included in the Consolidated Statements of Operations in the period in which the disposal event occurs.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Net Change in Unrealized Appreciation (Depreciation) on Investments reflects the change in fair value of investments during the reporting period, including the reversal of previously recorded unrealized amounts upon realization. Unrealized appreciation and depreciation is included in the Consolidated Statements of Operations in the period in which the change in fair value occurs.

Derivative Instruments

CVC-PEF enters into foreign currency forward contracts to economically hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated investments or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. Foreign currency forward contracts are carried at fair value and are marked-to-market at each reporting date. Changes in fair value are recognized in Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments on the Consolidated Statements of Operations. Upon settlement or termination of a contract, realized gains or losses are recognized in Net Realized Gain (Loss) on Derivative Instruments on the Consolidated Statement of Operations and represent the difference between the proceeds received or paid and the contract’s carrying value at the time of settlement.

Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected in the consolidated statements of assets and liabilities. The primary risk associated with these instruments is the risk of an unfavorable change in the underlying foreign currency exchange rates.

CVC-PEF enters into foreign currency forward contracts under ISDA master agreements with its counterparties. These agreements provide for the netting of amounts payable and receivable with the same counterparty and permit, for foreign currency transactions, settlement on a net basis for amounts due on the same date and in the same currency. CVC-PEF does not offset derivative assets and liabilities in its Consolidated Statement of Assets and Liabilities.

CVC-PEF recognizes derivative instruments as assets or liabilities at fair value in the Consolidated Statement of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.

See Note 4. “Derivative Instruments” for additional information.

Organizational and Offering Expenses

Organizational costs are expensed as incurred. Offering costs are capitalized as a deferred expense and included on the Consolidated Statement of Assets and Liabilities and amortized over a 12 month period. Organizational and offering expenses were not borne by CVC-PEF until the Initial Closing Date.

Servicing Fees

CVC-PEF pays participating brokers or other financial intermediaries a servicing fee (the “Servicing Fee”) on Class S Units, Class D Units, Class R-S Units and Class R-D Units in an amount equal to, on an annualized basis, 0.85%, 0.25%, 0.85% and 0.25%, respectively, of the Transactional NAV of such Class as of the end of each month. No Servicing Fee is payable with respect to Class I, Class R-I, Class C and Class G Units. In calculating the Servicing Fee, CVC-PEF uses the Transactional NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on Units.

In accordance with U.S. GAAP, CVC-PEF accrues the estimated cost of the Servicing Fee for the estimated life of its Units as an offering cost at the time the Fund sells the Units bearing such fees.

Income Taxes

CVC-PEF is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. CVC-PEF is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the Unitholders of CVC-PEF and each Unitholder is individually liable for the taxes on their share of CVC-PEF’s taxable income or loss. There were no income taxes incurred by CVC-PEF for the three months ended June 30, 2026.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

CVC-PEF is subject to ASC Topic 740, Income Taxes (“Topic 740”), which established for all entities, including pass-through entities, a minimum threshold for financial statement recognition of positions taken in filing a tax return (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. Based on its analysis, there were no positions identified by the General Partner which did not meet the “more likely than not” standard as prescribed by Topic 740 for the three months ended June 30, 2026.

CVC-PEF has recorded no tax liabilities pursuant to Topic 740 within the Consolidated Statement of Assets and Liabilities. The General Partner continually reviews CVC-PEF’s tax positions and such conclusions under Topic 740 based on factors including, but not limited to, ongoing analyses of tax laws and regulations and interpretations thereof. To the extent CVC-PEF filed U.S. tax returns, such returns shall be subject to examination by U.S. federal, state and local authorities in accordance with the applicable statutes of limitations.

Segment Reporting

CVC-PEF operates through a single reporting segment with the objective of generating attractive risk-adjusted returns and medium- to long-term capital appreciation. CVC-PEF’s executive officers together act as CVC-PEF’s chief operating decision maker (“CODM”). The CODM primarily utilizes Net Increase in Net Assets Resulting from Operations to implement investment policy decisions, manage the portfolio and assess the performance of CVC-PEF. As CVC-PEF’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as Total Assets and the significant segment expenses are presented on the accompanying Consolidated Statements of Operations.

3. Fair Value Measurements

The following table summarizes the valuation of CVC-PEF's investments held at fair value by the fair value hierarchy levels as of June 30, 2026:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Funds	$5,928	$—	$—	$—	$5,928
Total Cash and Cash Equivalents(1)	5,928	—	—	—	5,928
Investments
Direct Investments	—	—	104,819	—	104,819
Secondary Investments	—	—	29,135	57,545	86,680
Liquid Investments	—	—	—	2,825	2,825
Total Investments	—	—	133,954	60,370	194,324
Derivative Assets
Foreign Currency Forward Contracts	—	1,266	—	—	1,266
Total Derivative Assets	—	1,266	—	—	1,266
Total Assets	$5,928	$1,266	$133,954	$60,370	$201,518
Liabilities
Derivative Liabilities
Foreign Currency Forward Contracts	$—	$52	$—	$—	$52

(1)
Cash held at banks of $5.0 million is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investment categorized in Level III of the fair value hierarchy as of June 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Investments
Direct Investments	$104,819	Market Approach	EBITDA Multiple	10.2x - 21.4x	15.6x	Higher
Secondary Investments	26,293	Market Approach	EBITDA Multiple	10.3x - 21.9x	16.7x	Higher
	2,842	Discounted Cash Flows	Discount Rate	12.8%	12.8%	Lower
Total Investments	$133,954

The following tables presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2026
	Direct Investments	Secondary Investments	Total
Balance, Beginning of Period	$—	$—	$—
Purchases	87,025	25,883	112,908
Net Change in Unrealized Appreciation (Depreciation)	17,794	3,252	21,046
Balance, End of Period	$104,819	$29,135	$133,954
Net Change in Unrealized Appreciation (Depreciation) Included in Earnings Related to Financial Assets Still Held at the Reporting Date(1)	$17,794	$3,252	$21,046

(1)
Included in Net Change in Unrealized Appreciation (Depreciation) on Investments in the Consolidated Statements of Operations.

4. Derivative Instruments

In the normal course of business, CVC-PEF may enter into derivative contracts to achieve certain risk management objectives. CVC-PEF may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated investments. CVC-PEF utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by CVC-PEF. As a result of the use of derivative contracts, CVC-PEF is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, CVC-PEF enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	June 30, 2026
	Assets		Labilities
	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Foreign Currency Forward Contracts (EUR)	€69,872	$1,266	€4,634	$52

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Consolidated Statements of Operations from derivative instruments:

Three Months Ended
June 30, 2026
Derivative Instruments
Foreign Currency Forward Contracts
Net Change in Unrealized Appreciation (Depreciation)	$1,214
Total Derivative Instruments	$1,214

5. Related Party Transactions

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

Incentive Allocation

Capital Investors Founders Group Limited, an affiliate of CVC, or such other person as the General Partner may designate (collectively, the “Recipient”), will be entitled to receive an incentive allocation or distribution (the “Incentive Allocation”) by the Fund (directly or indirectly through an Intermediate Entity) equal to 15% of the total return, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up except with respect to the Class C Units and any other Class that is not subject to the Incentive Allocation. Such allocation will be measured and allocated or paid annually and accrue monthly (subject to prorating for partial periods). The Recipient may elect to receive the Incentive Allocation in cash or in Class C Units of the Fund, any aggregator vehicles that may be formed to hold the investments of the Fund and/or any Parallel Funds (each, an “Aggregator”) or any Parallel Funds, and/or shares, interests or units (as applicable) of Intermediate Entities.

For the three months ended June 30, 2026, CVC-PEF recorded $2.7 million of Incentive Allocation expense. As of June 30, 2026, $2.7 million was accrued and payable to the Recipient.

Investment Advisory Agreement

CVC-PEF has entered into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”) dated April 1, 2026.

Management Fee

In consideration for its services, CVC-PEF will pay the Investment Adviser or its designated recipient a management fee (the “Management Fee”), payable monthly in arrears and calculated with respect to each Class before giving effect to any accruals for the Incentive Allocation, the Management Fee for that month, the Servicing Fee (as defined in Note 6. “Net Assets”) for that month, redemptions (and pending redemptions) for that month, any distributions for that month and without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which CVC-PEF indirectly invests in an investment (or any comparable entities of other CVC Funds in which CVC-PEF directly or indirectly participates) or taxes paid by any such entity during the applicable month.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Management Fee attributable to each Class is as follows (See Note 6. “Net Assets” for a description of CVC-PEF's Classes):

•
Class S Units, Class D Units and Class I Units (“Standard Units”) — Equal to 1.25% of CVC-PEF’s NAV per annum,
•
Class R-S Units, Class R-D Units and Class R-I Units (“Anchor Units”) — Equal to 1.00% of CVC-PEF’s NAV per annum from the Initial Closing Date to the three-year anniversary of the Initial Closing Date and is equal to 1.25% of CVC-PEF’s NAV per annum thereafter,
•
Class C Units — No Management Fee charged, and
•
Class G Units — Equal to 1.00% of CVC-PEF’s NAV per annum.

The Investment Adviser in its sole discretion may elect to waive all or a portion of the Management Fee and has agreed to waive all of the Management Fee attributable to it in respect of the Anchor Units and Class G Units until the one-year anniversary of the Initial Closing Date. For the three months ended June 30, 2026, the amount of Management Fee waived was $0.3 million.

The Investment Adviser may elect to receive the Management Fee attributable to it in cash, Class C Units of the Fund, the Aggregators or any Parallel Fund and/or shares, interests or Units (as applicable) of Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed by the Fund at NAV at the Investment Adviser’s request and will not be subject to the Redemption Limitation or the Early Redemption Deduction (each as defined in Note 6. “Net Assets”). The Investment Adviser may separately elect for the Management Fee attributable to it to be paid (in whole or in part) to one of its affiliates, including but without limitation in satisfaction of Management Fee amounts owed to such affiliate in connection with services provided by such affiliate to CVC-PEF and/or any Intermediate Entity.

Expense Support

In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to limit the amount of Specified Expenses (as defined below) borne by the Fund during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof (the “Expense Support Period”) to the amount stated in the Investment Advisory Agreement, on an annualized basis, of the Fund’s Transactional NAV as of the end of each calendar month (such limit, the “Expense Limitation” and such payment by the Investment Adviser, the “Expense Support”). The Expense Support Period may be renewed by the Investment Adviser in its sole discretion. To the extent that, as of the end of a given calendar month during the Expense Support Period, the Specified Expenses (annualized) exceed the Expense Limitation calculated as of the end of such calendar month, the Investment Adviser will pay, absorb or reimburse the Fund the amount of such excess or forgo its Management Fee in the amount of such excess (the “Expense Limitation Payment”). After the Expense Support Period ends (including, for the avoidance of doubt, any renewal thereof) and upon the request of the Investment Adviser, the Fund shall be obligated to reimburse the Investment Adviser the amount of any Expense Limitation Payments (the “Expense Limitation Reimbursement”) at any time during a period of five (5) years from when the final Expense Support Period ends, but only to the extent that such Expense Limitation Reimbursement, together with any Specified Expenses borne by the Fund, does not exceed the Expense Limitation, calculated as of the end of each calendar month on an annualized basis, or such lower expense limitation as may be in effect for the relevant portions of the Expense Support Period. The Investment Adviser, in its sole discretion, may waive its right to reimbursement for any Expense Support. The Investment Adviser may elect to receive the Expense Support Reimbursement in cash, Class C Units and/or shares, units or interests of any Aggregator.

“Specified Expenses” means all expenses incurred in the business of the Fund, including, among other things, organizational and offering expenses (to the extent such organizational and offering expenses have been reimbursed by the Fund pursuant to the Investment Advisory Agreement), professional fees, and fees and expenses of the Fund’s administrator, custodian and transfer agent, with the exception of (i) the Management Fee; (ii) the Incentive Allocation; (iii) the Servicing Fee (as defined in Note 6. “Net Assets”); (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund); (vi) taxes; (vii) portfolio company expenses, joint-venture level expenses or Intermediate Entity expenses; (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating officers of the Fund); (ix) certain insurance costs; and (x) extraordinary expenses (as determined in the sole discretion of the Investment Adviser).

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of June 30, 2026, the Investment Adviser has agreed to reimburse $5.6 million of Specified Expenses to CVC-PEF, of which $2.8 million relates to organizational expenses recognized as Organizational Expenses on the Consolidated Statements of Operations and $2.1 million relates to offering costs that are capitalized as deferred expenses and amortized over 12 months, which is reported as Deferred Offering Costs on the Consolidated Statement of Assets and Liabilities and Offering Expenses on the Consolidated Statements of Operations.

Feeder TE

CVC-PE Global Private Equity Fund (TE), LP, a Delaware limited partnership (the “Feeder TE”) is a feeder vehicle for CVC-PEF. The Feeder TE was established to allow certain investors with particular tax characteristics, such as U.S. tax-exempt investors and non-U.S. investors. The Feeder TE invests all of its investable assets in the Fund indirectly through one or more entities, each treated as a corporation for U.S. federal income tax purposes. Investors in the Feeder TE will indirectly bear a portion of the Management Fee and Incentive Allocation paid by CVC-PEF, but such expenses will not be duplicated at the Feeder TE level.

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

Forward Sale Agreement

On April 22, 2026, CVC-PEF executed a Deed of Adherence to that certain Warehousing Forward Sale Agreement (the “Forward Sale Agreement”) by and between CVC WHC GP Limited, CVC WHC One L.P., and CVC WHC Two L.P. (each, an affiliate of CVC and together, the “Warehouse Entities”), dated as of January 30, 2026. To support the development of CVC-PEF, the Warehouse Entities have, and will continue to, warehouse investments on behalf of CVC-PEF (the “Warehouse Investments”). The Warehouse Entities have agreed to subsequently transfer to CVC-PEF, and CVC-PEF has agreed to acquire from the Warehouse Entities, such Warehouse Investments at a price as agreed to between the parties, subject to certain conditions, including that CVC-PEF has sufficient capital to acquire such Warehouse Investments, with such Warehouse Investments generally acquired at a price that approximates the Warehouse Entities' cost basis. The Investment Adviser will determine the selection, timing, and amount of Warehouse Investments that will be acquired by CVC-PEF from the Warehoused Entities. CVC-PEF also bears its proportionate share of fees, costs and expenses in connection with any Warehouse Investments.

During the three months ended June 30, 2026, CVC-PEF acquired $26.1 million of Warehouse Investments from the Warehouse Entities. As of June 30, 2026, CVC-PEF has an outstanding payment obligation of $11.7 million for Warehouse Investments purchased under the Forward Sale Agreement. In accordance with the Forward Sale Agreement, the remaining Warehouse Investments held by the Warehouse Entities on behalf of CVC-PEF are recorded in Investments and Securities Purchased Payable on the Consolidated Statement of Assets and Liabilities.

Affiliates

The General Partner, Investment Adviser, Feeder TE, CVC-PES Lux and the Warehouse Entities are affiliates of CVC-PEF.

Other Transactions

Other Expenses on the Consolidated Statement of Operations includes $0.5 million of expenses that are charged or specifically attributed or allocated by the General Partner or Investment Adviser to provide in-house services to CVC-PEF pursuant to the Partnership Agreement.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Net Assets

CVC-PEF, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class.

CVC-PEF offers or expects to offer eight classes of Units: Class S, Class D, Class I, Class R-S, Class R-D, Class R-I, Class C and Class G. Standard Units (Class S, Class D and Class I Units) are available to all investors. Anchor Units (Class R-S, Class R-D and Class R-I Units) are available to investors until the one-year anniversary of the Initial Closing Date, unless otherwise agreed to by the General Partner. Class C Units are available to CVC, its affiliates, certain employees of CVC and officers and directors of CVC-PEF. Class G Units are available to any persons who the General Partner has determined in its sole discretion qualify as eligible investors associated with CVC. The key differences among the classes of Units relate to ongoing Servicing Fees, Subscription Fees, Management Fees and Incentive Allocations. See below for a description of Servicing Fees and Subscription Fees. See Note 5. “Related Party Transactions” for a description of Management Fees and Incentive Allocations.

Class S Units, Class D Units, Class R-S Units and Class R-D Units bear or are expected to bear a monthly servicing fee (the “Servicing Fee”) in an amount equal to, on an annualized basis, 0.85%, 0.25%, 0.85% and 0.25%, respectively, of the Transactional NAV of such Class as of the end of each month. No Servicing Fee will be payable with respect to Class I, Class R-I, Class C and Class G Units. In calculating the Servicing Fee, CVC-PEF will use the Transactional NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on Units.

Certain financial intermediaries may charge Unitholders upfront selling commissions, placement fees, subscription fees or similar fees (the “Subscription Fees”) of up to (i) 3.5% of Transactional NAV on Class S Units and Class R-S Units and (ii) 1.5% of Transactional NAV on Class D Units and Class R-D Units sold in the offering. In certain circumstances the Subscription Fees may be paid to CVC and reallocated, in whole or in part, to the financial intermediary that placed the applicable Unitholder into the Fund. No Subscription Fees will be paid with respect to any other Units, or any Units issued pursuant to the Fund’s distribution reinvestment plan. Subscription Fees shall be paid by the applicable Unitholder outside of its investment in the Fund and will not impact the Fund’s NAV.

CVC-PEF Units are offered on a monthly basis effective as of the first calendar day of each month. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Units were first issued on April 1, 2026, at an initial subscription price of $100.00 per Unit plus applicable Subscription Fees. The Transactional NAV was first determined as of April 30, 2026.

The following tables present transactions in the Units during the three months ended June 30, 2026:

	Class R-S Units	Class R-I Units	Class C Units	Class G Units	Total
Units Outstanding as of March 31, 2026	—	—	1,000	—	1,000
Units Issued	1,001,201	290,111	307,080	50,000	1,648,392
Units Outstanding as of June 30, 2026	1,001,201	290,111	308,080	50,000	1,649,392

No Class S, Class D or Class I Units have been issued since the Initial Closing Date.

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

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Commitments and Contingencies

Commitments

In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to limit the amount of certain expenses borne by CVC-PEF during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof. See Note 5. “Related Party Transactions” for additional information.

CVC-PEF had unfunded commitments of $14.1 million in Direct Investments and $11.2 million in Secondary Investments.

Contingencies

CVC-PEF may, from time to time, be a party to certain legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts and regulatory proceedings. As of June 30, 2026, CVC-PEF was not subject to any pending material legal proceedings nor was CVC-PEF aware of any material legal proceedings threatened against it.

Indemnifications

In the ordinary course of its business, CVC-PEF may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the enforcement of such indemnifications or warranties against CVC-PEF. Based on its history and experience, the General Partner believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown.

8. Financial Highlights

The following financial highlights relate to investment performance and operations of each Class of Unit outstanding for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	(Commenced Operations on April 1, 2026)
	Class R-S Units	Class R-I Units	Class C Units	Class G Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$100.00	$—
Proceeds from Units Issued	103.91	106.27	0.62	100.00
Net Investment Income (Loss)(1)	(6.51)	(5.54)	(3.36)	(6.19)
Net Realized and Unrealized Appreciation (Depreciation)(1)	19.99	14.92	21.30	21.84
Servicing Fees	(6.80)	—	—	—
Net Asset Value, End of Period	$110.59	$115.65	$118.56	$115.65
Units Outstanding, End of Period	1,001,201	290,111	308,080	50,000
Total Return Based on Net Asset Value(2)(3)	6.43%	8.83%	18.56%	15.65%
Ratios to Weighted-Average Net Assets(2)
Incentive Allocation	3.06%	3.36%	—%	2.57%
Expenses without Management Fee Waivers and Reimbursement	11.98%	9.86%	8.38%	11.53%
Expense Management Fee Waivers and Reimbursement	(5.15)%	(3.01)%	(5.19)%	(5.38)%
Total Expenses After Management Fee Waivers and Reimbursement	6.83%	6.85%	3.18%	6.15%
Net Investment Income (Loss)	(6.76)%	(6.32)%	(3.13)%	(5.76)%

(1)
The amounts reported for a Unit outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Unit transactions in relation to the fluctuating fair values of CVC-PEF’s investments.
(2)
Percentage is not annualized.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(3)
Total return is calculated for each Unit class as the change in the net asset value per each Class of Unit during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with CVC-PEF’s distribution reinvestment plan.

9. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, the unaudited consolidated financial statements, except as noted below.

In July 2026, CVC-PEF sold Units to certain investors as part of the Fund's continuous private offering for aggregate consideration of approximately $60.2 million.

In July 2026, CVC-PEF acquired, from its affiliates, investments in two Direct Investments and three Secondary Investments, including interests in two CVC Private Equity Funds, totaling $57.5 million, including financing charges, utilizing cash from the sale of Units that were part of the Fund’s continuous private offering.

On August 11, 2026, CVC-PEF executed its third amended and restated Limited Partnership Agreement and amended and restated Investment Advisory Agreement to make certain non-material and conforming updates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with CVC-PEF’s unaudited consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements.

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
•
Secondary Investments — Secondary market purchases of existing underlying investments of and/or fund interests in CVC Private Equity Funds, and
•
Primary Commitments — Primary capital commitments to CVC Private Equity Funds.

To a lesser extent, we will also invest in debt and other types of liquid securities (“Liquid Assets”), including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents as well as in any open-ended CVC Funds having a liquid credit strategy (“Liquid Investments”).

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

At the discretion of the General Partner and in accordance with the Partnership Agreement, we expect to implement a redemption program allowing for redemptions of up to 5% of Units outstanding each quarter, measured using the aggregate NAV of the Fund (including the NAV attributable to any feeder funds, including the Feeder TE and any Parallel Funds) as of the last calendar day of the immediately preceding calendar quarter. For additional information see Note 6. “Net Assets” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

Business Environment and Outlook

Global public equities rose during the second quarter of 2026 (MSCI World: +13.8% in USD terms) as investor sentiment improved, supported by easing geopolitical tensions towards the end of the quarter. Earlier in the period, conflict in the Middle East contributed to higher energy prices and renewed inflation concerns. In June, the European Central Bank raised its policy rate to 2.25%, while the US Federal Reserve left interest rates unchanged. Against this backdrop, European private equity activity remained resilient, with deal value increasing quarter on quarter while deal count remained broadly stable.

At CVC, we believe our platform is well positioned in this environment. Supported by a robust global pipeline and a disciplined approach to deployment, we continue to identify investment opportunities across regions. While remaining mindful of monetary policy, trade dynamics and geopolitical developments, we view the outlook as constructive for long-term investors.

Recent Developments

On April 1, 2026, we commenced operations and sold Class R-S, Class R-I, Class C and Class G Units to certain investors as part of our continuous private offering. As of June 30, 2026, we have issued Units for aggregate consideration of approximately $170.9 million.

In July 2026, we sold Units to certain investors as part of our continuous private offering for aggregate consideration of approximately $60.2 million.

In July 2026, we acquired, from our affiliates, investments in two Direct Investments and three Secondary Investments, including interests in two CVC Private Equity Funds, totaling $57.5 million, including financing charges, utilizing cash from the sale of Units that were part of our continuous private offering.

On August 11, 2026, we executed our third amended and restated Limited Partnership Agreement and amended and restated Investment Advisory Agreement to make certain non-material and conforming updates.

Portfolio and Investment Activity

As of June 30, 2026, our portfolio consists of six Direct Investments, four Secondary Investments, including interests in two CVC Private Equity Funds, and one Liquid Investment with an aggregate fair value of $194.3 million.

Performance Summary

The table below shows the quarter-to-date and inception-to-date returns for each Class of Units outstanding as of June 30, 2026:

Unit Class	Class Inception Date	Quarter-to-Date Total Return(1)	Inception-to-Date Total Return(1)
Class R-S	April 1, 2026	15.33%	15.33%
Class R-I	April 1, 2026	15.65%	15.65%
Class C(2)	April 1, 2026	18.56%	18.56%
Class G	April 1, 2026	15.65%	15.65%

(1)
Returns shown reflect the percentage change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit class and not of an individual investor. We believe total return is a useful measure of overall investment performance of our Units. Past performance may not be indicative of future results.
(2)
The initial Class C Units were purchased by the General Partner prior to the Fund's commencement of operations. Returns for Class C Units are calculated beginning April 1, 2026, the date the Fund first accepted third-party investors and began investment activities and operations.

Investment Portfolio

The charts below present the diversification of our portfolio companies by sector, strategy and geography based on the fair value of our investments as of June 30, 2026:

•
Current portfolio composition is not necessarily indicative of the future composition of the portfolio of CVC-PEF.
•
Sector, industry and geography classifications are presented on a look-through basis to the underlying portfolio companies held directly or indirectly through CVC Private Equity Funds. Geography is generally based on the region where each underlying portfolio company is headquartered. All determinations regarding sector, strategy and geography are made by CVC in its sole discretion.
•
Sector and geography do not include Liquid Investments.

As of June 30, 2026, our ten largest investments based on fair value were:

Investment(1)(2)	Sector	Strategy	Headquarters
Ahlsell	Distribution	Europe / Americas	Sweden
Authentic Brands Group	Consumer	Europe / Americas	USA
Bamboo	Financial Services	Europe / Americas	USA
Curium	Healthcare	Secondaries	USA
Global Sport Group	Sports	Europe / Americas	United Kingdom
Mehiläinen	Healthcare	Europe / Americas	Finland
Recordati	Healthcare	Europe / Americas	Italy
SubCom	Industrials	Secondaries	USA
Syntegon	Manufacturing	Europe / Americas	Germany
Therme Horizon	Consumer	Europe / Americas	Romania

(1)
Investments listed in alphabetical order.
(2)
Investments are presented on a look-through basis to the underlying portfolio companies held directly or indirectly through CVC Private Equity Funds. Does not include Liquid Investments.

Key Components of Our Results of Operations

Our key financial measures and results of operations for the three months ended June 30, 2026 are discussed below. From January 1, 2026 through March 31, 2026, we had not commenced investment activities and operations. On April 1, 2026, we first accepted third-party investors and began investment activities and operations (the “Initial Closing Date”).

Investment Income (Loss) and Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)

We generate investment income primarily from our Direct Investments, Secondary Investments and Primary Commitments, including net realized gains and losses and net unrealized appreciation and depreciation on investments and derivative instruments and interest income from Liquid Assets. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation and depreciation reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized. Net realized gains and losses and unrealized appreciation and depreciation can also arise due to the translation of investments denominated in foreign currencies.

For the three months ended June 30, 2026, we recognized a Net Realized Gain and Change in Unrealized Appreciation of $27.2 million. The Net Realized Gain and Change in Unrealized Appreciation was primarily due to a Net Change in Unrealized Appreciation on Investments of $22.1 million and a Net Realized Gain on Investments of $3.6 million. The Net Change in Unrealized Appreciation on Investments was attributable to net appreciation of Direct Investments and Secondary Investments and fluctuations in foreign exchange rates. The Net Realized Gain on Investments was attributable to realizations of investments through distributions received from Secondary Investments.

Expenses

For the three months ended June 30, 2026, we incurred $12.8 million in gross Expenses, comprised primarily of $2.8 million of Organizational Expenses, $2.7 million of Incentive Allocation, $2.7 million of Deal Expenses, $1.4 million of Professional Fees, $0.5 million of Offering Expenses and $1.6 million of Other Expenses. Management Fees for the three months ended June 30, 2026 were $0.3 million, which were fully waived. For additional information regarding Management Fees and the Incentive Allocation, see Note 5. “Related Party Transactions” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

In accordance with the investment advisory agreement we have entered into with the Investment Adviser (the “Investment Advisory Agreement”), the Investment Adviser has agreed to limit the amount of Specified Expenses (as defined below) borne by us during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof (the “Expense Support Period”) to the amount stated in the Investment Advisory Agreement, on an annualized basis, of our Transactional NAV as of the end of each calendar month (such limit, the “Expense Limitation” and such payment by the Investment Adviser, the “Expense Support”). The Expense Support Period may be renewed by the Investment Adviser in its sole discretion. To the extent that, as of the end of a given calendar month during the Expense Support Period, the Specified Expenses (annualized) exceed the Expense Limitation calculated as of the end of such calendar month, the Investment Adviser will pay, absorb or reimburse us the amount of such excess or forgo its Management Fee in the amount of such excess (the “Expense Limitation Payment”). After the Expense Support Period ends (including, for the avoidance of doubt, any renewal thereof) and upon the request of the Investment Adviser, we shall be obligated to reimburse the Investment Adviser the amount of any Expense Limitation Payments (the “Expense Limitation Reimbursement”) at any time during a period of five (5) years from when the final Expense Support Period ends, but only to the extent that such Expense Limitation Reimbursement, together with any Specified Expenses borne by us, does not exceed the Expense Limitation, calculated as of the end of each calendar month on an annualized basis, or such lower expense limitation as may be in effect for the relevant portions of the Expense Support Period. The Investment Adviser, in its sole discretion, may waive its right to reimbursement for any Expense Support. The Investment Adviser may elect to receive the Expense Support Reimbursement in cash, Class C Units and/or shares, units or interests of any Aggregator.

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

For the three months ended June 30, 2026, the Investment Adviser has agreed to reimburse $5.6 million of Specified Expenses to the Fund.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2026, the Net Increase in Net Assets Resulting from Operations was $20.5 million resulting from Net Realized Gain and Change in Unrealized Appreciation on Investments of $27.2 million, partially offset by a Net Investment Loss of $6.8 million.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary uses of cash are for (i) making Investments, (ii) the cost of operations (including the Servicing Fee, the Management Fee and the Incentive Allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program, and (v) cash distributions, if any, to the holders of our Units. For additional information regarding the Management Fee, the Incentive Allocation, the Servicing Fee and the Redemption Program, see Note 5. “Related Party Transactions” and Note 6. “Net Assets” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

As of June 30, 2026, we had $10.9 million in cash and cash equivalents.

Contractual Obligations and Commitments

For contractual obligations and commitments see Note 7. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

Transactional Net Asset Value

We calculate transactional net asset value (“Transactional NAV”) for purposes of establishing a price at which transactions in the respective Units are made. A description of our valuation process is included under “Valuation” within “Item 1(c). Description of Business” and “Calculation of NAV” within “Item 9. Market Price and Dividends on the Registrant's Common Equity and Related Unitholder Matters” of the Form 10. Transactional NAV is based on the month-end fair values of all assets of the Fund less the liabilities of the Fund and all fees attributable to the Fund, including Servicing Fees, the Management Fee, the Incentive Allocation, distributions entitlement and other fees and expenses, in all cases as determined in accordance with the Fund's valuation policy that has been approved by the Fund's General Partner. Transactional NAV differs from the Fund’s net asset value as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To calculate our Transactional NAV, (i) the Expense Support paid by the Investment Adviser will be recognized as a reduction to NAV after the expiration of the Expense Support Period and in the month the Fund reimburses the Investment Adviser for such costs, (ii) Servicing Fees, as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are paid and (iii) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying investment).

The following table provides details of the major components of our Transactional NAV as of June 30, 2026:

June 30, 2026
(Dollars in Thousands)
Investments, at Fair Value (Cost of $172,263)	$194,324
Cash and Cash Equivalents	10,913
Derivative Assets, at Fair Value	1,266
Deferred Offering Costs	1,584
Due from Affiliate(1)	5,580
Accrued Incentive Allocation	(2,674)
Accrued Servicing Fees(2)	(185)
Accrued Administrative Fees	(79)
Accrued Professional Fees	(1,431)
Derivative Liabilities, at Fair Value	(52)
Organizational Costs Payable	(2,631)
Offering Costs Payable	(2,112)
Securities Purchased Payable	(11,655)
Management Fee Payable(3)	—
Other Accrued Expenses and Liabilities	(1,523)
Transactional NAV	$191,325

(1)
In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to limit the amount of Specified Expenses borne by the Fund. Expense Support paid by the Investment Adviser will be recognized as a reduction to Transactional NAV in the month the Fund reimburses the Investment Adviser for such costs. As of June 30, 2026, there is no adjustment related to the Expense Support.
(2)
Servicing Fees are charged to Class S, Class D, Class R-S and Class R-D Units. Servicing Fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued.
(3)
As of June 30, 2026, there was no Management Fee Payable because the Management Fee has been waived with respect to the Anchor Units and Class G Units and no Management Fees are payable with respect to Class C Units.

The following table provides details of Transactional NAV and the Transactional NAV per Unit as of June 30, 2026:

	June 30, 2026
Class	Number of Units	Transactional NAV per Unit	Transactional NAV (Dollars in Thousands)
Class R-S	1,001,201	$115.33	$115,464
Class R-I	290,111	$115.65	33,552
Class C	308,080	$118.56	36,527
Class G	50,000	$115.65	5,782
	1,649,392		$191,325

The following table reconciles our U.S. GAAP NAV to Transactional NAV as of June 30, 2026:

June 30, 2026
(Dollars in Thousands)
U.S. GAAP NAV	$186,581
Adjustments:
Organizational, Offering and Other Fund Expenses(1)	—
Accrued Servicing Fees(2)	4,744
Contingent Tax Liabilities(3)	—
Transactional NAV	$191,325

(1)
Represents an adjustment reflecting the difference between Organizational, Offering and Other Fund Expenses recognized under U.S. GAAP, which includes all expenses incurred during the period, and the amount paid to the Investment Adviser for purposes of calculating Transactional NAV, which is limited in accordance with the Investment Advisory Agreement.
(2)
Represents an adjustment reflecting the difference between Servicing Fees recognized under U.S. GAAP, which are accrued for the estimated life of the Units as an offering cost at the time the Units are sold, and the amount recognized for purposes of calculating Transactional NAV, which are recognized as a reduction on a monthly basis as such fees are accrued. Servicing Fees are charged to Class S, Class D, Class R-S and Class R-D Units.
(3)
Represents an adjustment to remove certain contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments incurred in the normal course of our business. Refer to Note 7. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of additional information.

Critical Accounting Estimates

The preparation of the unaudited consolidated financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Refer to Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report for further discussion of our accounting policies.

The following is a summary of our significant accounting policies that are most impacted by judgments, estimates or assumptions.

Fair Value Measurements

As an investment company under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“Topic 946”), we are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“Topic 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with GAAP and for purposes of computing a monthly Transactional NAV.

In the absence of observable market prices, we value our investments using valuation methodologies applied on a consistent basis in accordance with our valuation policies and procedures approved by the General Partner. Such methodologies may include the market approach, which considers comparable company or transaction multiples, and the income approach, which incorporates discounted cash flow analyses and other valuation techniques. These methods involve a significant degree of judgment.

When making fair value determinations for investments that do not have an observable market price, the General Partner will engage one or more independent valuation advisors to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. It is expected that the independent valuation advisor will provide such positive assurance at least once a quarter throughout the year, subject to a lag of up to two quarters post the investment closing into CVC-PEF. However, the General Partner is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Fund’s valuation policies and procedures.

Secondary Investments and Primary Commitments are generally valued based on their proportionate share of the most recent NAV reported by the respective underlying fund manager, provided NAV is calculated in a manner consistent with Topic 820. The reported NAV may be adjusted where appropriate, for subsequent capital contributions, distributions and other material known, knowable and quantifiable events occurring through the reporting date. To the extent the underlying fund holds publicly traded securities, we consider material changes in the quoted market prices of such securities from the date of the most recent reported NAV. In addition, where appropriate, we may adjust the reported NAV to reflect estimated material changes in the fair value of the underlying fund’s non-public investments from the date of the most recent reported NAV through the reporting date.

Accrued Servicing Fees

We pay participating brokers or other financial intermediaries a Servicing Fee on Class S Units, Class D Units, Class R-S Units and Class R-D Units in an amount equal to, on an annualized basis, 0.85%, 0.25%, 0.85% and 0.25%, respectively, of the Transactional NAV of such Class as of the end of each month. No Servicing Fee will be payable with respect to Class I, Class R-I, Class C and Class G Units. In calculating the Servicing Fee, we use the Transactional NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on Units.

In accordance with U.S. GAAP, we accrue the estimated cost of the Servicing Fee for the estimated life of its Units as an offering cost at the time Units bearing such fees are issued. The calculation of the estimated amount of Servicing Fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of June 30, 2026, the Fund has accrued Servicing Fees of $4.9 million.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on CVC-PEF, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.

Fair Value Risk

CVC-PEF makes investments which are reported at fair value as determined in accordance with the Fund’s valuation policy. Determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make. Based on the fair value of the Fund’s investments as of June 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $19.4 million.

Exchange Rate Risk

CVC-PEF holds investments that are denominated in foreign currencies. CVC-PEF’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the investments are denominated, net of the impact of foreign exchange hedging strategies, if any. As of June 30, 2026, CVC-PEF held foreign currency forward contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which CVC-PEF’s investments were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $11.2 million.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases. As of June 30, 2026, CVC-PEF had no indebtedness.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost‐benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

Item 1A. Risk Factors

In addition to the other information set forth within this Quarterly Report on Form 10-Q, consideration should be given to the information disclosed in “Item 1A. Risk Factors” in the Form 10 filed with the SEC on February 18, 2026 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 14, 2026. The risks and uncertainties discussed are not the only ones we face but do represent updates to certain risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Units could decline and Unitholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the three months ended June 30, 2026 were previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2026, the Fund executed its third amended and restated Limited Partnership Agreement and amended and restated Investment Advisory Agreement to make certain non-material and conforming updates. The foregoing summary description does not purport to be complete and is qualified in its entirety by reference to the third amended and restated Limited Partnership Agreement and the amended and restated Investment Advisory Agreement, which are respectively filed as Exhibit 3.3 and Exhibit 10.1 to this report and incorporated herein by reference.

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

3.3*	Third Amended and Restated Limited Partnership Agreement.

10.1*	Amended and Restated Investment Advisory Agreement.

31.1*	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026

CVC-PE Global Private Equity Fund, LP

/s/ Jonathan Wrigley
Name:	Jonathan Wrigley
Title:	Chief Financial Officer
(Principal Financial Officer)