Form 10-Q
period 2026-09-30
CVC-PE Global Private Equity Fund, LP
filed 2026-11-13
CIK 2096330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56807

CVC-PE Global Private Equity Fund, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-2292991 (I.R.S. Employer Identification No.)

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

As of October 31, 2026, the registrant had the following limited partnership units outstanding: 2,006,516 Class R-S units, 1,035,821 Class R-I units, 314,362 Class C units and 54,323 Class G units.

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

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the section entitled “Item 1A. Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement (the “Form 10”) filed with the United States Securities and Exchange Commission (“SEC”) on February 18, 2026 and in the section entitled “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 14, 2026, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other periodic filings with the SEC. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Terms Used

In this Quarterly Report on Form 10-Q, except where the context suggests otherwise:

The terms the “Fund,” “CVC-PEF,” “we,” “us” or “our” refer to CVC-PE Global Private Equity Fund, LP, a Delaware limited partnership.

The term “Aggregators” refers to CVC-PEF Aggregator (CYM), LP, a Cayman Islands exempted limited partnership, and any other aggregator vehicles that may be formed to hold the investments of the Fund and/or any Parallel Funds (as defined below), including any successor vehicles or other vehicles used to aggregate the holdings of the Fund.

The term “CVC” refers to CVC Capital Partners plc, Clear Vision Capital Fund SICAV-FIS S.A., each of their respective successors or assigns and any form of entity which is controlled by, or under common control with CVC Capital Partners plc or Clear Vision Capital Fund SICAV-FIS S.A. from time to time.

The term “CVC Funds” refers to any private market, commingled fund, managed account arrangement or vehicle which is managed, advised and/or operated by, or affiliated with, CVC and any other fund, separately managed account arrangement or vehicle managed, advised and/or operated by, or affiliated with, CVC from time to time.

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

The term “Intermediate Entities” refers to CVC-PEF Aggregator (CYM), LP, a Cayman Islands exempted limited partnership, CVC-PEF Secondaries Investment Blocker, LLC, a Delaware limited liability company and any other entities (including corporations) used to acquire, hold, or dispose of any investment asset or otherwise facilitate the Fund’s investment activities.

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

The term “Unitholders” refers to holders of our limited partnership units (“Units”). There are eight classes of Units (each, a “Class”) available to investors of the Fund: Class S Units, Class D Units, Class I Units (together with the Class S Units and Class D Units, the “Standard Units”), Class R-S Units, Class R-D Units and Class R-I Units (together with the Class R-S Units and Class R-D Units, the “Anchor Units”), Class C Units and Class G Units. Standard Units are available to all investors. Anchor Units are available to investors until the one-year anniversary of when CVC-PEF first accepted third-party investors and began investment operations (the “Initial Closing Date”), which occurred on April 1, 2026, unless otherwise agreed to by the General Partner. Class C Units are available to CVC, its affiliates, certain employees of CVC and officers and directors of CVC-PEF. Class G Units are available to any persons who the General Partner has determined in its sole discretion qualify as eligible investors associated with CVC.

This report does not constitute an offer of CVC-PEF or any other CVC Fund.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

CVC-PE Global Private Equity Fund, LP

Consolidated Statement of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data, Except Where Noted)

September 30,
2026
Assets
Investments, at Fair Value (Cost of $346,223)(1)	$392,764
Cash and Cash Equivalents	45,451
Derivative Assets, at Fair Value	2,991
Deferred Offering Costs	1,056
Due from Affiliate	8,040
Dividend Receivable	208
Other Assets	7
Total Assets	$450,517
Liabilities
Accrued Incentive Allocation	$6,145
Accrued Servicing Fees	9,653
Accrued Administrative Fees	148
Accrued Professional Fees	2,637
Organizational Costs Payable	1,110
Offering Costs Payable	960
Securities Purchased Payable(2)	16,186
Due to Affiliate	2,598
Interest Payable	12
Other Accrued Expenses and Liabilities	3,314
Contributions Received in Advance	24,776
Deferred Tax Liability	1,053
Total Liabilities	68,592
Commitments and Contingencies (Note 7)
Net Assets
Limited Partnership Unit — Class S, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class D, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class I, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-S, unlimited units authorized, 1,842,556 units issued and outstanding	220,149
Limited Partnership Unit — Class R-D, unlimited units authorized, no units issued and outstanding	—
Limited Partnership Unit — Class R-I, unlimited units authorized, 917,225 units issued and outstanding	114,805
Limited Partnership Unit — Class C, unlimited units authorized, 308,827 units issued and outstanding	40,172
Limited Partnership Unit — Class G, unlimited units authorized, 54,323 units issued and outstanding	6,799
Total Net Assets	381,925
Total Liabilities and Net Assets	$450,517

(1)
Includes, as of September 30, 2026, $110.6 million of Cost and $117.7 million of Investments, at Fair Value related to investments in CVC Private Equity Funds and CVC Liquid Investments.
(2)
Represents securities purchased under the Forward Sale Agreement. See Note 5. “Related Party Transactions” for additional information.

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Where Noted)

		Six Months Ended
		September 30, 2026
	Three Months Ended	(Commenced Operations
	September 30, 2026	on April 1, 2026)
Investment Income
Interest Income	$1,952	$2,031
Dividend Income(1)	2,123	2,123
Total Investment Income	4,075	4,154
Expenses
Organization Expenses	—	2,837
Offering Expenses	528	1,056
Management Fees	941	1,283
Incentive Allocation	3,471	6,145
Professional Fees	1,391	2,830
Administrative Fees	70	149
Deal Expenses	3,036	5,775
Interest Expense	539	699
Servicing Fees	539	760
Director Fees	100	249
Other Expenses	2,294	3,885
Total Expenses	12,909	25,668
Less: Management Fees Waived	(941)	(1,283)
Less: Expense Reimbursed by Investment Adviser	(2,460)	(8,040)
Total Expenses after Fees Waived and Reimbursed	9,508	16,345
Net Investment Income (Loss)	(5,433)	(12,191)
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) Before Income Taxes
Net Realized Gain (Loss) on Investments(1)	2,836	6,480
Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	129	(104)
Net Change in Unrealized Appreciation (Depreciation) on Investments(1)	24,480	46,541
Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments	1,777	2,991
Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies	(55)	478
Total Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) Before Income Taxes	29,167	56,386
Provision for (Benefit from) Income Taxes	1,053	1,053
Total Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)	28,114	55,333
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,681	$43,142

(1)
Includes, for the three and six months ended September 30, 2026, respectively, Dividend Income of $1.4 million and $1.4 million, Net Realized Gain on Investments of $2.8 million and $6.5 million and Net Change in Unrealized Appreciation on Investments of $6.1 million and $7.2 million, related to investments in CVC Private Equity Funds and CVC Liquid Investments.

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands, Except Where Noted)

	Class R-S Units	Class R-I Units	Class C Units	Class G Units	Total
Balance at June 30, 2026	$110,720	$33,552	$36,527	$5,782	$186,581
Proceeds from Units Issued	102,877	73,625	90	500	177,092
Net Investment Income (Loss)	(3,772)	(1,385)	(158)	(118)	(5,433)
Net Realized Gain (Loss) on Investments(1)	1,646	763	365	62	2,836
Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	76	38	13	2	129
Net Change in Unrealized Appreciation (Depreciation) on Investments(1)	14,772	5,759	3,371	578	24,480
Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments	1,037	573	143	24	1,777
Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies	(42)	29	(36)	(6)	(55)
Accrued Servicing Fees	(4,429)	—	—	—	(4,429)
Conversion of Units Between Classes	(2,127)	2,127	—	—	—
Provision for (Benefit from) Income Taxes	(609)	(276)	(143)	(25)	(1,053)
Balance at September 30, 2026	$220,149	$114,805	$40,172	$6,799	$381,925

	Class R-S Units	Class R-I Units	Class C Units	Class G Units	Total
Balance at March 31, 2026	$—	$—	$100	$—	$100
Proceeds from Units Issued	206,911	104,455	30,990	5,500	347,856
Net Investment Income (Loss)	(8,315)	(2,289)	(1,160)	(427)	(12,191)
Net Realized Gain (Loss) on Investments(1)	3,742	1,362	1,183	193	6,480
Net Realized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(62)	(3)	(34)	(5)	(104)
Net Change in Unrealized Appreciation (Depreciation) on Investments(1)	27,730	8,518	8,800	1,493	46,541
Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments	1,780	789	363	59	2,991
Net Change in Unrealized Appreciation (Depreciation) on Translation of Assets and Liabilities in Foreign Currencies	272	122	73	11	478
Accrued Servicing Fees	(9,173)	—	—	—	(9,173)
Conversion of Units Between Classes	(2,127)	2,127	—	—	—
Provision for (Benefit from) Income Taxes	(609)	(276)	(143)	(25)	(1,053)
Balance at September 30, 2026	$220,149	$114,805	$40,172	$6,799	$381,925

(1)
Includes, for the three and six months ended September 30, 2026, respectively, Net Realized Gain on Investments of $2.8 million and $6.5 million and Net Change in Unrealized Appreciation on Investments of $6.1 million and $7.2 million, related to investments in CVC Private Equity Funds and CVC Liquid Investments.

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in Thousands, Except Where Noted)

Six Months Ended
September 30, 2026
(Commenced Operations
on April 1, 2026)
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,142
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Net Realized (Gain) Loss on Investments(1)	(6,480)
Net Realized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	104
Net Change in Unrealized (Appreciation) Depreciation on Investments(1)	(46,541)
Net Change in Unrealized (Appreciation) Depreciation on Derivative Instruments	(2,991)
Net Change in Unrealized (Appreciation) Depreciation on Translation of Assets and Liabilities in Foreign Currencies	(478)
Issuance of Class C Units for Director Fees	50
Purchases of Investments(1)	(351,253)
Distributions Received from Investments in Excess of Investment Income(1)	11,510
Changes in Operating Assets and Liabilities:
Deferred Offering Costs	(1,056)
Other Assets	(7)
Due from Affiliate	(8,040)
Dividend Receivable	(208)
Accrued Servicing Fees	760
Accrued Administrative Fees	148
Accrued Professional Fees	2,637
Accrued Incentive Allocation	6,145
Organizational Costs Payable	1,110
Offering Costs Payable	960
Deferred Tax Liability	1,053
Due to Affiliate	2,598
Interest Payable	12
Securities Purchased Payable(2)	16,186
Other Accrued Expenses and Liabilities	3,314
Net Cash Used in Operating Activities	(327,325)
Financing Activities
Proceeds from Issuance of Units	372,582
Servicing Fees Paid	(280)
Net Cash Provided by Financing Activities	372,302
Effect of Exchange Rate Changes on Cash and Cash Equivalents and Foreign Currencies at Fair Value	374
Cash and Cash Equivalents
Net Increase	45,351
Beginning of Period	100
End of Period	$45,451
Supplemental Disclosure of Non-Cash Information
Accrued Servicing Fees	$9,173
Interest Paid	$687

(1)
Includes, for the six months ended September 30, 2026, Net Realized Gain on Investments of $6.5 million, Net Change in Unrealized Appreciation on Investments of $7.2 million, Purchases of Investments of $115.5 million and Distributions Received from Investments in Excess of Investment Income of $11.4 million, related to investments in CVC Private Equity Funds and CVC Liquid Investments.
(2)
Represents securities purchased under the Forward Sale Agreement. See Note 5. “Related Party Transactions” for additional information.

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(Dollars in Thousands)

Investment(1)	Asset	Geography(1)	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Direct Investments
Financial Services
Bamboo	Equity interest held through 2.07% ownership of Miramar Aggregator, LP	Americas	$26,998	7.1%
Total Financial Services			26,998	7.1%
Healthcare(2)
Other Investment(s) in Equity		Europe	15,504	4.1%
Total Healthcare			15,504	4.1%
Sport
Global Sports Group	Equity interest held through 807,823,129 preferred shares and 170,068,027 ordinary shares of Orbit IH1 SCSp and 6.09% of Orbit Co-Investment SCSp	Global	28,781	7.5%
Total Sport			28,781	7.5%
Leisure(2)
Other Investment(s) in Equity		Europe	11,319	3.0%
Total Leisure			11,319	3.0%
Consumer
Authentic Brands Group	Equity interest held through 3.39% ownership of Marilyn Holdings Parent 2 LP	Americas	24,181	6.3%
Total Consumer			24,181	6.3%
Distribution(2)
Other Investment(s) in Equity		Europe	16,696	4.4%
Total Distribution			16,696	4.4%
Video Games
Dream Games	Equity interest held through 1,823,060,477 ordinary shares of Diana Holdings Jersey Two Limited	Global	31,404	8.2%
Total Video Games			31,404	8.2%
Technology
Starlight	Equity interest held through 3.56% ownership of Starlight Main Holdings (US) LP	Americas	24,187	6.3%
Total Technology			24,187	6.3%
Manufacturing(2)
Other Investment(s) in Equity		Europe	16,930	4.4%
Total Manufacturing			16,930	4.4%
Education
UAX	Equity interest held through 20.00% ownership of Ayamonte Investments S.à r.l.	Europe	32,199	8.4%
Other Investment(s) in Equity		Global	9,919	2.6%
Total Education			42,118	11.0%
Total Investments in Direct Investments (Cost: $57,136 Americas, $88,322 Europe, $56,727 Global)			238,118	62.3%

CVC-PE Global Private Equity Fund, LP

Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(Dollars in Thousands)

Investment(1)	Asset	Geography(1)	Fair Value	Fair Value as a Percentage of Net Assets
Secondary Investments
Diversified Funds(3)(4)
CVC Capital Partners VII Associates L.P.	Equity interest held through 4.18% ownership of CVC Capital Partners VII Associates L.P.	Global	23,180	6.1%
CVC Capital Partners VIII Associates L.P.	Equity interest held through 3.33% ownership of CVC Capital Partners VIII Associates L.P.	Global	31,870	8.3%
Other Investment(s) in Equity		Global	13,278	3.5%
Total Diversified Funds			68,328	17.9%
Healthcare
Curium	Equity interest held through 0.68% ownership of Capvest Strategic Opportunities 12 SCSp	Americas	20,379	5.3%
Total Healthcare			20,379	5.3%
Industrials(2)(4)
Other Investment(s) in Equity		Americas	11,463	3.0%
Total Industrials			11,463	3.0%
LP-Led Investments - Large Buyout(4)
Tyche	Equity interest held through 4.70% ownership of Watling XI, SCSp	Global	30,065	7.9%
Total LP-Led Investments - Large Buyout			30,065	7.9%
Communication Services(2)
Other Investment(s) in Equity		Europe	16,522	4.3%
Total Communication Services			16,522	4.3%
Total Secondary Investments (Cost: $29,084 Americas, $13,823 Europe, $93,357 Global)			146,757	38.4%
CVC Liquid Investments(2)
Other Investment(s) in Equity		Europe	7,889	2.1%
Total CVC Liquid Investments (Cost $7,774 Europe)			7,889	2.1%
Total Investments (Cost $346,223)			392,764	102.8%
Derivative Instruments
Foreign Currency Forward Contracts (Assets)		N/A	2,991	0.8%
Total Derivative Instruments (Cost $—)			2,991	0.8%
Cash Equivalents(2)
Other Money Market Fund(s)		Americas	20,170	5.3%
Total Cash Equivalents (Cost $20,170)			20,170	5.3%
Total Investment in Investments, Derivative Instruments and Cash Equivalents (Cost $106,390 Americas, $109,919 Europe, $150,084 Global)			$415,925	108.9%

Fair Value as a Percentage of Net Assets may not add due to rounding.

N/A Not applicable

(1)
All determinations regarding sector and geography are made by CVC in its sole discretion. For CVC Private Equity Funds, geography is generally based on the region where underlying portfolio companies are headquartered.
(2)
There was no single investment included in this category that exceeded 5% of net assets.
(3)
There was no single investment included in these funds that exceeded 5% of net assets.
(4)
This category includes investments in CVC Private Equity Funds.

See Notes to Consolidated Financial Statements.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization

CVC-PE Global Private Equity Fund, LP (“CVC-PEF” or the “Fund”) is a Delaware limited partnership formed on September 8, 2025, and is a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). CVC-PEF’s investment program is primarily designed to offer access to the investment strategies of any private market, commingled fund, managed account arrangement or vehicle which is managed, advised and/or operated by, or affiliated with, CVC (as defined below) and any other fund, separately managed account arrangement or vehicle managed, advised and/or operated by, or affiliated with, CVC from time to time (“CVC Funds”) that has a private equity strategy (“CVC Private Equity Funds”). The CVC-PEF investment platform consists of (i) the Fund, available generally for United States (“U.S.”) taxable investors, (ii) CVC-PEF Aggregator (CYM), LP, a Cayman Limited Partnership, (iii) CVC-PEF Secondaries Investment Blocker, LLC, a Delaware Limited Liability Company, (the “Blocker” and along with CVC-PEF Aggregator (CYM), LP, the “Intermediate Entities”), and (iv) any parallel vehicles established by, or at the direction of, CVC to invest alongside the Fund (the “Parallel Funds”). CVC-PEF is structured as a perpetual-life fund, with monthly, fully-funded subscriptions and quarterly redemptions, upon the start of the Redemption Program (as defined in Note 6. “Net Assets”). “CVC” refers to CVC Capital Partners plc, Clear Vision Capital Fund SICAV-FIS S.A., each of their respective successors or assigns and any form of entity which is controlled by, or under common control with CVC Capital Partners plc or Clear Vision Capital Fund SICAV-FIS S.A. from time to time.

CVC-PEF is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“1933 Act”), to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the 1940 Act and the rules thereunder).

CVC-PEF commenced operations on April 1, 2026 (the “Initial Closing Date”), when CVC-PEF first sold Units as part of its continuous private offering of Units and began investment activities. CVC-PEF’s first fiscal period will end December 31, 2026.

CVC-PEF General Partner Inc., a Delaware corporation, is the Fund’s general partner (the “General Partner”) and an affiliate of CVC. Overall responsibility for oversight of CVC-PEF rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors (the “Board”) including periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain situations involving conflicts of interest.

The General Partner has delegated CVC-PEF’s portfolio management function to CVC Advisors (U.S.) Inc. (the “Investment Adviser”). The Investment Adviser is a Delaware corporation and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended.

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
•
Secondary Investments — Secondary market purchases of existing underlying investments of and/or fund interests in CVC Private Equity Funds, and
•
Primary Commitments — Primary capital commitments to CVC Private Equity Funds.

To a lesser extent, CVC-PEF will also invest in debt and other types of liquid securities (“Liquid Assets”), including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents as well as in any open-ended CVC Funds having a liquid credit strategy (“CVC Liquid Investments”).

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

Cash and Cash Equivalents

Cash and Cash Equivalents represent cash on hand, cash held in banks, money market funds and other Liquid Assets with original maturities of three months or less. At times, CVC-PEF may have bank balances in excess of federally insured limits.

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
•
Level III — Inputs are unobservable and significant to the overall fair value measurement. The determination of fair value for investments classified within Level III requires significant judgment or estimation by the General Partner.

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

Calculation of Net Asset Value

CVC-PEF calculates NAV under U.S. GAAP as of the end of each month by deducting liabilities and all accrued fees (including Servicing Fees (as defined below), Management Fees, Incentive Allocations, distribution entitlements and other fees and expenses (including, without limitation, redemption fees, anti-dilution fees and/or similar fees)) from the fair value of all assets. See Note 5. “Related Party Transactions” for the definitions of Management Fees and Incentive Allocations.

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

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation) on Investments

Realized gains or losses on investments are recognized upon the sale, repayment, or other disposition of an investment and are measured as the difference between the net proceeds received and the investment’s cost basis, without regard to any previously recognized unrealized appreciation or depreciation, with cost determined using the specific identification method. Realized gains and losses are included in the Consolidated Statements of Operations in the period in which the disposal event occurs.

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

Income Taxes

CVC-PEF is treated as a partnership for U.S. federal income tax purposes and files U.S. federal, state, and local tax returns as prescribed by the tax laws of the jurisdictions it operates in. CVC-PEF is not subject to U.S. federal income tax but may be subject to certain state and local taxes. Any income, expenses, gains and losses are passed through to the Unitholders of CVC-PEF and each Unitholder is individually liable for the taxes on their share of CVC-PEF’s taxable income or loss. CVC-PEF Aggregator (CYM), LP is disregarded as an entity separate from CVC-PEF for U.S. federal income tax purposes.

The Blocker has elected to be treated as a corporation for U.S. federal income tax purposes. As a domestic corporation, the Blocker is subject to U.S. federal corporate income tax at 21% on its taxable income, including income and gains from the investments it holds. The Blocker may also be subject to state and local taxes.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

U.S. GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Blocker determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Blocker assesses all available positive and negative evidence, including the amount and character of future taxable income.

For the three and six months ended September 30, 2026, CVC-PEF recorded a deferred income tax provision of $1.1 million through the Blocker, which is recorded in the Consolidated Statement of Assets and Liabilities as a Deferred Tax Liability and in the Consolidated Statements of Operations as a Provision for (Benefit from) Income Taxes. The Deferred Tax Liability primarily relates to unrealized appreciation on investments held by the Blocker, partially offset by a deferred tax asset for the Blocker’s net operating loss carryforward. No valuation allowance was recorded as of September 30, 2026.

CVC-PEF is subject to ASC Topic 740, Income Taxes (“Topic 740”), which established for all entities, including pass-through entities, a minimum threshold for financial statement recognition of positions taken in filing a tax return (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. Based on its analysis, there were no tax positions of CVC-PEF or the Blocker identified by the General Partner which did not meet the “more likely than not” standard as prescribed by Topic 740 for the three and six months ended September 30, 2026. CVC-PEF has recorded no liabilities for unrecognized tax benefits pursuant to Topic 740 within the Consolidated Statement of Assets and Liabilities.

The General Partner continually reviews CVC-PEF’s tax positions and such conclusions under Topic 740 based on factors including, but not limited to, ongoing analyses of tax laws and regulations and interpretations thereof. Tax returns filed by CVC-PEF and the Blocker will be subject to examination by U.S. federal, state and local authorities in accordance with the applicable statutes of limitations.

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

Recent Accounting Developments

In September 2026, the Financial Accounting Standards Board issued ASU 2026-03, Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, an amendment to Topic 820 that requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities and to disclose the related discount. The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2027 and will be applied prospectively to all equity securities, including those subject to contractual sale restrictions in effect on the date of adoption, with adjustments recognized in earnings upon adoption. CVC-PEF is currently evaluating the impact of adopting the amendments, and the impact on its financial statements is not yet known or reasonably estimable.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Fair Value Measurements

The following table summarizes the valuation of CVC-PEF's investments held at fair value by the fair value hierarchy levels as of September 30, 2026:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Money Market Funds	$20,170	$—	$—	$—	$20,170
Total Cash and Cash Equivalents(1)	20,170	—	—	—	20,170
Investments
Direct Investments	—	—	238,118	—	238,118
Secondary Investments	—	—	31,842	114,915	146,757
CVC Liquid Investments	—	—	—	7,889	7,889
Total Investments	—	—	269,960	122,804	392,764
Derivative Assets
Foreign Currency Forward Contracts	—	2,991	—	—	2,991
Total Derivative Assets	—	2,991	—	—	2,991
Total Assets	$20,170	$2,991	$269,960	$122,804	$415,925
Liabilities
Derivative Liabilities
Foreign Currency Forward Contracts	$—	$—	$—	$—	$—

(1)
Cash held at banks of $25.3 million is carried at cost, which approximates fair value, and is therefore not included in the fair value hierarchy.

The following table summarizes the quantitative inputs and assumptions used for valuation of investment categorized in Level III of the fair value hierarchy as of September 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Investments
Direct Investments	$238,118	Market Approach	EBITDA Multiple	7.3x - 21.3x	15.4x	Higher
Secondary Investments	31,842	Market Approach	EBITDA Multiple	9.5x - 21.9x	17.6x	Higher
Total Investments	$269,960

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2026
	Direct Investments	Secondary Investments	Total
Balance, Beginning of Period	$104,819	$29,135	$133,954
Purchases	115,271	3,201	118,472
Sales	(110)	—	(110)
Net Change in Unrealized Appreciation (Depreciation)	18,138	(494)	17,644
Balance, End of Period	$238,118	$31,842	$269,960
Net Change in Unrealized Appreciation (Depreciation) Included in Earnings Related to Financial Assets Still Held at the Reporting Date(1)	$18,138	$(494)	$17,644

(1)
Included in Net Change in Unrealized Appreciation (Depreciation) on Investments in the Consolidated Statements of Operations.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Six Months Ended September 30, 2026
	Direct Investments	Secondary Investments	Total
Balance, Beginning of Period	$—	$—	$—
Purchases	202,296	29,084	231,380
Sales	(110)	—	(110)
Net Change in Unrealized Appreciation (Depreciation)	35,932	2,758	38,690
Balance, End of Period	$238,118	$31,842	$269,960
Net Change in Unrealized Appreciation (Depreciation) Included in Earnings Related to Financial Assets Still Held at the Reporting Date(1)	$35,932	$2,758	$38,690

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

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	September 30, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Foreign Currency Forward Contracts (EUR)	€146,990	$2,991	€—	$—

The table below summarizes the impact to the Consolidated Statements of Operations from derivative instruments:

	Three Months Ended	Six Months Ended
	September 30, 2026	September 30, 2026
Derivative Instruments
Foreign Currency Forward Contracts
Net Change in Unrealized Appreciation (Depreciation)	$1,777	$2,991
Total Derivative Instruments	$1,777	$2,991

5. Related Party Transactions

Partnership Agreement

CVC-PEF has entered into a third amended and restated limited partnership agreement, dated as of August 11, 2026 (as may be further amended and restated from time to time the “Partnership Agreement”). Under the terms of the Partnership Agreement, overall responsibility for CVC-PEF’s oversight rests with the General Partner, subject to certain oversight rights held by the Board.

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

For the three and six months ended September 30, 2026, CVC-PEF recorded $3.5 million and $6.1 million, respectively, of Incentive Allocation expense. As of September 30, 2026, $6.1 million was accrued and payable to the Recipient.

Investment Advisory Agreement

CVC-PEF has entered into an amended and restated investment advisory agreement, dated as of August 11, 2026, with the Investment Adviser (as may be further amended and restated from time to time, the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the General Partner has delegated CVC-PEF’s portfolio management function to the Investment Adviser. See Note 9. “Subsequent Events” for information related to a further amendment to the Investment Advisory Agreement.

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
•
Class G Units — Equal to 1.00% of CVC-PEF’s NAV per annum.

The Investment Adviser in its sole discretion may elect to waive all or a portion of the Management Fee and has agreed to waive all of the Management Fee attributable to it in respect of the Anchor Units and Class G Units until the one-year anniversary of the Initial Closing Date. For the three and six months ended September 30, 2026, the amount of Management Fee waived was $0.9 million and $1.3 million, respectively.

The Investment Adviser may elect to receive the Management Fee attributable to it in cash, Class C Units of the Fund, the Aggregators or any Parallel Fund and/or shares, interests or Units (as applicable) of Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed by the Fund at NAV at the Investment Adviser’s request and will not be subject to the Early Redemption Deduction (as defined in Note 6. “Net Assets”). The Investment Adviser may separately elect for the Management Fee attributable to it to be paid (in whole or in part) to one of its affiliates, including but without limitation in satisfaction of Management Fee amounts owed to such affiliate in connection with services provided by such affiliate to CVC-PEF and/or any Intermediate Entity.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expense Support

In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to limit the amount of Specified Expenses (as defined below) borne by the Fund during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof (the “Expense Support Period”) to the amount stated in the Investment Advisory Agreement, on an annualized basis, of the Fund’s Transactional NAV as of the end of each calendar month (such limit, the “Expense Limitation” and such payment by the Investment Adviser, the “Expense Support”). The Expense Support Period may be renewed by the Investment Adviser in its sole discretion. To the extent that, as of the end of a given calendar month during the Expense Support Period, the Specified Expenses (annualized) exceed the Expense Limitation calculated as of the end of such calendar month, the Investment Adviser will pay, absorb or reimburse the Fund the amount of such excess or forgo its Management Fee in the amount of such excess (the “Expense Limitation Payment”). After the Expense Support Period ends (including, for the avoidance of doubt, any renewal thereof) and upon the request of the Investment Adviser, the Fund shall be obligated to reimburse the Investment Adviser the amount of any Expense Limitation Payments (the “Expense Limitation Reimbursement”) at any time during a period of five (5) years from when the final Expense Support Period ends, but only to the extent that such Expense Limitation Reimbursement, together with any Specified Expenses borne by the Fund, does not exceed the Expense Limitation, calculated as of the end of each calendar month on an annualized basis, or such lower expense limitation as may be in effect for the relevant portions of the Expense Support Period. The Investment Adviser, in its sole discretion, may waive its right to any Expense Limitation Reimbursement. The Investment Adviser may elect to receive the Expense Limitation Reimbursement in cash, Class C Units and/or shares, units or interests of any Aggregator.

“Specified Expenses” means all expenses incurred in the business of the Fund, including, among other things, organizational and offering expenses, professional fees, and fees and expenses of the Fund’s administrator, custodian and transfer agent, with the exception of (i) the Management Fee; (ii) the Incentive Allocation; (iii) the Servicing Fee (as defined in Note 6. “Net Assets”); (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund); (vi) taxes; (vii) portfolio company expenses, joint-venture level expenses or Intermediate Entity expenses; (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating officers of the Fund); (ix) certain insurance costs; and (x) extraordinary expenses (as determined in the sole discretion of the Investment Adviser).

Under the Investment Advisory Agreement, the Investment Adviser advanced CVC-PEF’s organizational and offering expenses through the Initial Closing Date. On the Initial Closing Date, CVC-PEF became obligated to reimburse the Investment Adviser for such advanced organizational and offering expenses, subject to the conditions and limitations described above.

As of September 30, 2026, the Investment Adviser has agreed to reimburse $8.0 million of Specified Expenses to CVC-PEF, of which $2.8 million relates to organizational expenses recognized as Organizational Expenses on the Consolidated Statements of Operations and $2.1 million relates to offering costs that are capitalized as deferred expenses and amortized over 12 months, which is reported within Deferred Offering Costs and Due to Affiliate on the Consolidated Statement of Assets and Liabilities and Offering Expenses on the Consolidated Statements of Operations.

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

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Forward Sale Agreement

On April 22, 2026, CVC-PEF executed a Deed of Adherence to that certain Warehousing Forward Sale Agreement (the “Forward Sale Agreement”) by and between CVC WHC GP Limited, CVC WHC One L.P., and CVC WHC Two L.P. (each, an affiliate of CVC and together, the “Warehouse Entities”), dated as of January 30, 2026. To support the development of CVC-PEF, the Warehouse Entities have, and will continue to, warehouse investments on behalf of CVC-PEF (the “Warehouse Investments”). The Warehouse Entities have agreed to subsequently transfer to CVC-PEF, and CVC-PEF has agreed to acquire from the Warehouse Entities, such Warehouse Investments at a price as agreed to between the parties, subject to certain conditions, including that CVC-PEF has sufficient capital to acquire such Warehouse Investments, with such Warehouse Investments generally acquired at a price that approximates the Warehouse Entities' cost basis. The Investment Adviser will determine the selection, timing, and amount of Warehouse Investments that will be acquired by CVC-PEF from the Warehouse Entities. CVC-PEF also bears its proportionate share of fees, costs and expenses, including interest expense, in connection with any Warehouse Investments.

During the three and six months ended September 30, 2026, CVC-PEF acquired $38.2 million and $64.3 million, respectively, of Warehouse Investments from the Warehouse Entities. As of September 30, 2026, CVC-PEF has an outstanding payment obligation of $16.2 million for Warehouse Investments purchased under the Forward Sale Agreement. In accordance with the Forward Sale Agreement, the remaining Warehouse Investments held by the Warehouse Entities on behalf of CVC-PEF are recorded in Investments and Securities Purchased Payable on the Consolidated Statement of Assets and Liabilities.

Affiliates

The General Partner, Investment Adviser, Feeder TE, CVC-PES Lux, the Warehouse Entities, CVC Private Equity Funds and CVC Liquid Investments are affiliates of CVC-PEF.

Other Transactions

For the three and six months ended September 30, 2026, Other Expenses on the Consolidated Statement of Operations includes $0.5 million and $0.9 million, respectively, of expenses that are charged or specifically attributed or allocated by the General Partner or Investment Adviser to provide in-house services to CVC-PEF pursuant to the Partnership Agreement.

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

The following tables present transactions in the Units during the three and six months ended September 30, 2026:

	Class R-S Units	Class R-I Units	Class C Units	Class G Units
Units Outstanding as of June 30, 2026	1,001,201	290,111	308,080	50,000
Units Issued	858,855	609,682	747	4,323
Conversion of Units Between Classes	(17,500)	17,432	—	—
Units Outstanding as of September 30, 2026	1,842,556	917,225	308,827	54,323

	Class R-S Units	Class R-I Units	Class C Units	Class G Units
Units Outstanding as of March 31, 2026	—	—	1,000	—
Units Issued	1,860,056	899,793	307,827	54,323
Conversion of Units Between Classes	(17,500)	17,432	—	—
Units Outstanding as of September 30, 2026	1,842,556	917,225	308,827	54,323

No Class S, Class D or Class I Units have been issued since the Initial Closing Date.

Redemption Program

At the discretion of the General Partner and in accordance with the Partnership Agreement, CVC-PEF has implemented a redemption program (the “Redemption Program”), pursuant to which it expects to redeem in each quarter up to 5% of Units outstanding, measured using the aggregate NAV of the Fund (including the NAV attributable to any feeder funds, including the Feeder TE and any Parallel Funds) as of the last calendar day of the immediately preceding calendar quarter (the “Redemption Limitation”). During the three and six months ended September 30, 2026, CVC-PEF had no redemptions.

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

As of September 30, 2026, CVC-PEF had unfunded commitments of $43.2 million in Secondary Investments, of which $37.9 million related to CVC Private Equity Funds.

Contingencies

CVC-PEF may, from time to time, be a party to certain legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts and regulatory proceedings. As of September 30, 2026, CVC-PEF was not subject to any pending material legal proceedings nor was CVC-PEF aware of any material legal proceedings threatened against it.

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

8. Financial Highlights

The following financial highlights relate to investment performance and operations of each Class of Unit outstanding for the six months ended September 30, 2026:

	Six Months Ended September 30, 2026
	(Commenced Operations on April 1, 2026)
	Class R-S Units	Class R-I Units	Class C Units	Class G Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$100.00	$—
Proceeds from Units Issued	112.30	113.88	0.67	101.25
Conversion of Units Between Classes	(1.15)	2.32	—	—
Net Investment Income (Loss)(1)	(8.08)	(6.24)	(3.87)	(8.24)
Net Realized and Unrealized Appreciation (Depreciation)(1)	25.33	15.21	33.28	32.16
Servicing Fees	(8.92)	—	—	—
Net Asset Value, End of Period	$119.48	$125.17	$130.08	$125.17
Units Outstanding, End of Period	1,842,556	917,225	308,827	54,323
Total Return Based on Net Asset Value(2)(3)	6.39%	9.91%	30.08%	23.62%
Ratios to Weighted-Average Net Assets(2)
Incentive Allocation	3.83%	3.26%	—%	3.86%
Expenses without Management Fee Waivers and Reimbursement	14.04%	10.64%	10.41%	15.16%
Expense Management Fee Waivers and Reimbursement	(4.77)%	(3.18)%	(5.60)%	(6.44)%
Total Expenses after Management Fee Waivers and Reimbursement	9.27%	7.46%	4.81%	8.72%
Net Investment Income (Loss)	(7.14)%	(5.15)%	(3.29)%	(7.19)%

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

In October 2026, CVC-PEF sold Units to certain investors as part of the Fund's continuous private offering for aggregate consideration of approximately $36.0 million.

In October 2026, CVC-PEF acquired, from its affiliates, an additional tranche in two Direct Investments and one Secondary Investment totaling $34.8 million, including financing charges.

CVC-PE Global Private Equity Fund, LP

Notes to Consolidated Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

On November 12, 2026, CVC-PEF executed a second amended and restated Investment Advisory Agreement to make certain non-material and conforming updates, including to clarify the parties’ intent. See Note 5. “Related Party Transactions” for additional information.

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
•
Secondary Investments — Secondary market purchases of existing underlying investments of and/or fund interests in CVC Private Equity Funds, and
•
Primary Commitments — Primary capital commitments to CVC Private Equity Funds.

To a lesser extent, we will also invest in debt and other types of liquid securities (“Liquid Assets”), including but not limited to loans, debt securities, public equities, collateralized debt obligations, collateralized loan obligations, asset-backed securities, mortgage-backed securities and other securitized products, derivatives, money market instruments, cash and cash equivalents as well as in any open-ended CVC Funds having a liquid credit strategy (“CVC Liquid Investments”).

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

At the discretion of the General Partner and in accordance with the Partnership Agreement, we have implemented a redemption program allowing for redemptions of up to 5% of Units outstanding each quarter, measured using the aggregate NAV of the Fund (including the NAV attributable to any feeder funds, including the Feeder TE and any Parallel Funds) as of the last calendar day of the immediately preceding calendar quarter. For additional information see Note 6. “Net Assets” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

Business Environment and Outlook

Global equities rose modestly in the third quarter of 2026, with the MSCI World Index up 1.9% in net U.S. dollar terms. Resilient corporate earnings and continued investment in artificial intelligence supported markets, despite renewed tensions in the Middle East pushing energy prices higher and adding to inflation concerns.

Against this backdrop, both the European Central Bank and the US Federal Reserve raised rates by 25 basis points in September 2026. The ECB deposit rate reached 2.50%, while the Fed’s target range rose to 3.75% to 4.00%.

Global private equity dealmaking remained selective, with European activity easing in the third quarter after a stronger first half. Meanwhile, European exit value remains on pace to make 2026 one of the strongest years on record, according to the latest PitchBook Q3 2026 data.

At CVC, we believe our platform is well positioned in this environment. Supported by a robust global pipeline and a disciplined approach to deployment, we continue to identify investment opportunities across regions. While remaining mindful of monetary policy, trade dynamics and geopolitical developments, we view the outlook as constructive for long-term investors.

Recent Developments

On April 1, 2026, we commenced operations and sold Class R-S, Class R-I, Class C and Class G Units to certain investors as part of our continuous private offering. As of September 30, 2026, we have issued Units for aggregate consideration of approximately $348.0 million.

In October 2026, we sold Units to certain investors as part of our continuous private offering for aggregate consideration of approximately $36.0 million.

In October 2026, we acquired, from our affiliates, an additional tranche in two Direct Investments and one Secondary Investment totaling $34.8 million, including financing charges.

On November 12, 2026 we executed a second amended and restated Investment Advisory Agreement to make certain non-material and conforming updates, including to clarify the parties’ intent.

Portfolio and Investment Activity

As of September 30, 2026, our portfolio consists of eleven Direct Investments, eight Secondary Investments, including interests in four CVC Private Equity Funds, and one CVC Liquid Investment with an aggregate fair value of $392.8 million.

Performance Summary

The table below shows the quarter-to-date and inception-to-date Transactional NAV returns for each Class of Units outstanding as of September 30, 2026:

Unit Class	Class Inception Date	Quarter-to-Date Transactional NAV Return(1)	Inception-to-Date Transactional NAV Return(1)
Class R-S	April 1, 2026	7.92%	24.46%
Class R-I	April 1, 2026	8.23%	25.17%
Class C(2)	April 1, 2026	9.71%	30.08%
Class G	April 1, 2026	8.23%	25.17%

(1)
Returns shown reflect the percentage change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit class and not of an individual investor. We believe Transactional NAV return is a useful measure of overall investment performance of our Units. Past performance may not be indicative of future results.
(2)
The initial Class C Units were purchased by the General Partner prior to the Fund's commencement of operations. Returns for Class C Units are calculated beginning April 1, 2026, the date the Fund first accepted third-party investors and began investment activities and operations.

Investment Portfolio

The charts below present the diversification of our portfolio companies by sector, strategy, geography and vintage based on the fair value of our investments as of September 30, 2026:

•
Current portfolio composition is not necessarily indicative of the future composition of the portfolio of CVC-PEF.
•
Sector, industry, geography and vintage classifications are presented on a look-through basis to the underlying portfolio companies held directly or indirectly through CVC Private Equity Funds and LP-led secondaries deals. Geography is generally based on the region where each underlying portfolio company is headquartered. All determinations regarding sector, strategy, geography and vintage are made by CVC in its sole discretion.
•
Sector, geography and vintage do not include Liquid Assets.

As of September 30, 2026, our ten largest investments based on fair value were:

Investment(1)(2)	Sector	Strategy	Headquarters
Ahlsell	Distribution	Europe / Americas	Sweden
Authentic Brands Group	Consumer	Europe / Americas	U.S.
Bamboo	Financial Services	Europe / Americas	U.S.
Curium	Healthcare	Secondaries	U.S.
Dream Games	Video Games	Europe / Americas	Turkey / United Kingdom
Global Sports Group	Sport	Europe / Americas	United Kingdom
Smiths Detection	Manufacturing	Europe / Americas	United Kingdom
Starlight	Technology	Europe / Americas	U.S.
UAX	Education	Retained Co-Investment	Spain
Wireless Logic	Communication Services	Secondaries	United Kingdom

(1)
Investments listed in alphabetical order.

(2)
Investments are presented on a look-through basis to the underlying portfolio companies held directly or indirectly through CVC Private Equity Funds and LP-led secondaries deals. Does not include CVC Liquid Investments.

Key Components of Our Results of Operations

Our key financial measures and results of operations for the three and six months ended September 30, 2026 are discussed below. From January 1, 2026 through March 31, 2026, we had not commenced investment activities and operations. On April 1, 2026, we first accepted third-party investors and began investment activities and operations (the “Initial Closing Date”).

Investment Income (Loss) and Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)

We generate investment income primarily from our Direct Investments, Secondary Investments and Primary Commitments, including net realized gains and losses and net unrealized appreciation and depreciation on investments and derivative instruments and interest income from Liquid Assets. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation and depreciation reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized. Net realized gains and losses and unrealized appreciation and depreciation can also arise due to the translation of investments denominated in foreign currencies.

For the three months ended September 30, 2026, we recognized a Net Realized Gain and Change in Unrealized Appreciation of $28.1 million and Investment Income of $4.1 million. The Net Realized Gain and Change in Unrealized Appreciation was primarily due to a Net Change in Unrealized Appreciation on Investments of $24.5 million and a Net Realized Gain on Investments of $2.8 million, partially offset by a Provision for Income Taxes of $1.1 million. The Net Change in Unrealized Appreciation on Investments was attributable to net appreciation of Direct Investments and Secondary Investments and fluctuations in foreign exchange rates. The Net Change in Unrealized Appreciation on Investments included $6.1 million of appreciation related to investments in CVC Private Equity Funds and CVC Liquid Investments. The Net Realized Gain on Investments was attributable to realizations of investments through distributions received from CVC Private Equity Funds. The Investment Income was primarily due to distributions received from Direct Investments and Secondary Investments and money market funds. Investment Income included $1.4 million of Dividend Income from CVC Private Equity Funds.

For the six months ended September 30, 2026, we recognized a Net Realized Gain and Change in Unrealized Appreciation of $55.3 million and Investment Income of $4.2 million. The Net Realized Gain and Change in Unrealized Appreciation was primarily due to a Net Change in Unrealized Appreciation on Investments of $46.5 million and a Net Realized Gain on Investments of $6.5 million, partially offset by a Provision for Income Taxes of $1.1 million. The Net Change in Unrealized Appreciation on Investments was attributable to net appreciation of Direct Investments and Secondary Investments and fluctuations in foreign exchange rates. The Net Change in Unrealized Appreciation on Investments included $7.2 million of appreciation related to investments in CVC Private Equity Funds and CVC Liquid Investments. The Net Realized Gain on Investments was attributable to realizations of investments through distributions received from CVC Private Equity Funds. The Investment Income was primarily due to distributions received from Direct Investments and Secondary Investments and money market funds. Investment Income included $1.4 million of Dividend Income from CVC Private Equity Funds.

Expenses

For the three months ended September 30, 2026, we incurred $12.9 million in gross Expenses, comprised primarily of $3.5 million of Incentive Allocation, $3.0 million of Deal Expenses, $1.4 million of Professional Fees, $0.5 million of Servicing Fees, $0.5 million of Interest Expense, $0.5 million of Offering Expenses and $2.3 million of Other Expenses. Management Fees for the three months ended September 30, 2026 were $0.9 million, which were fully waived.

For the six months ended September 30, 2026, we incurred $25.7 million in gross Expenses, comprised primarily of $6.1 million of Incentive Allocation, $5.8 million of Deal Expenses, $2.8 million of Organizational Expenses, $2.8 million of Professional Fees, $1.1 million of Offering Expenses, $0.8 million of Servicing Fees, $0.7 million of Interest Expense and $3.9 million of Other Expenses. Management Fees for the six months ended September 30, 2026 were $1.3 million, which were fully waived.

For additional information regarding Management Fees and the Incentive Allocation, see Note 5. “Related Party Transactions” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

In accordance with the investment advisory agreement we have entered into with the Investment Adviser (the “Investment Advisory Agreement”), the Investment Adviser has agreed to limit the amount of Specified Expenses (as defined below) borne by us during the one-year period beginning on the Initial Closing Date and ending on the one-year anniversary thereof (the “Expense Support Period”) to the amount stated in the Investment Advisory Agreement, on an annualized basis, of our Transactional NAV as of the end of each calendar month (such limit, the “Expense Limitation” and such payment by the Investment Adviser, the “Expense Support”). The Expense Support Period may be renewed by the Investment Adviser in its sole discretion. To the extent that, as of the end of a given calendar month during the Expense Support Period, the Specified Expenses (annualized) exceed the Expense Limitation calculated as of the end of such calendar month, the Investment Adviser will pay, absorb or reimburse us the amount of such excess or forgo its Management Fee in the amount of such excess (the “Expense Limitation Payment”). After the Expense Support Period ends (including, for the avoidance of doubt, any renewal thereof) and upon the request of the Investment Adviser, we shall be obligated to reimburse the Investment Adviser the amount of any Expense Limitation Payments (the “Expense Limitation Reimbursement”) at any time during a period of five (5) years from when the final Expense Support Period ends, but only to the extent that such Expense Limitation Reimbursement, together with any Specified Expenses borne by us, does not exceed the Expense Limitation, calculated as of the end of each calendar month on an annualized basis, or such lower expense limitation as may be in effect for the relevant portions of the Expense Support Period. The Investment Adviser, in its sole discretion, may waive its right to any Expense Limitation Reimbursement. The Investment Adviser may elect to receive the Expense Limitation Reimbursement in cash, Class C Units and/or shares, units or interests of any Aggregator.

“Specified Expenses” means all expenses incurred in our business, including, among other things, organizational and offering expenses, professional fees, and fees and expenses of our administrator, custodian and transfer agent, with the exception of (i) the management fee payable to the Investment Adviser or its designated recipient pursuant to the Investment Advisory Agreement (the “Management Fee”); (ii) the incentive allocation payable to Capital Investors Founders Group Limited, an affiliate of CVC, or such other person as the General Partner may designate (the “Incentive Allocation”); (iii) monthly servicing fees payable to participating brokers or other financial intermediaries (the “Servicing Fee”); (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us); (vi) taxes; (vii) portfolio company expenses, joint-venture level expenses or Intermediate Entity expenses; (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating officers of us); (ix) certain insurance costs; and (x) extraordinary expenses (as determined in the sole discretion of the Investment Adviser).

Under the Investment Advisory Agreement, the Investment Adviser advanced our organizational and offering expenses through the Initial Closing Date. On the Initial Closing Date, we became obligated to reimburse the Investment Adviser for such advanced organizational and offering expenses, subject to the conditions and limitations described above.

For the three and six months ended September 30, 2026, the Investment Adviser has agreed to reimburse $2.5 million and $8.0 million, respectively, of Specified Expenses to the Fund.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2026, the Net Increase in Net Assets Resulting from Operations was $22.7 million resulting from Net Realized Gain and Change in Unrealized Appreciation on Investments of $28.1 million, partially offset by a Net Investment Loss of $5.4 million.

For the six months ended September 30, 2026, the Net Increase in Net Assets Resulting from Operations was $43.1 million resulting from Net Realized Gain and Change in Unrealized Appreciation on Investments of $55.3 million, partially offset by a Net Investment Loss of $12.2 million.

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

As of September 30, 2026, we had $45.5 million in cash and cash equivalents.

Contractual Obligations and Commitments

For contractual obligations and commitments see Note 7. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report.

Transactional Net Asset Value

We calculate transactional net asset value (“Transactional NAV”) for purposes of establishing a price at which transactions in the respective Units are made. A description of our valuation process is included under “Valuation” within “Item 1(c). Description of Business” and “Calculation of NAV” within “Item 9. Market Price and Dividends on the Registrant's Common Equity and Related Unitholder Matters” of the Form 10. Transactional NAV is based on the month-end fair values of all assets of the Fund less the liabilities of the Fund and all fees attributable to the Fund, including Servicing Fees, the Management Fee, the Incentive Allocation, distribution entitlements and other fees and expenses, in all cases as determined in accordance with the Fund's valuation policy that has been approved by the General Partner. Transactional NAV differs from the Fund’s net asset value as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To calculate our Transactional NAV, (i) the Expense Support paid by the Investment Adviser will be recognized as a reduction to NAV after the expiration of the Expense Support Period and in the month the Fund reimburses the Investment Adviser for such costs, (ii) Servicing Fees, as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are paid and (iii) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying investment).

The following table provides details of the major components of our Transactional NAV as of September 30, 2026:

September 30, 2026
(Dollars in Thousands)
Investments, at Fair Value (Cost of $346,223)	$392,764
Cash and Cash Equivalents	45,451
Derivative Assets, at Fair Value	2,991
Deferred Offering Costs	1,056
Due from Affiliate(1)	8,040
Dividend Receivable	208
Other Assets	7
Accrued Incentive Allocation	(6,145)
Accrued Servicing Fees(2)	(480)
Accrued Administrative Fees	(148)
Accrued Professional Fees	(2,637)
Organizational Costs Payable	(1,110)
Offering Costs Payable	(960)
Securities Purchased Payable	(16,186)
Due to Affiliate	(2,598)
Management Fee Payable(3)	—
Interest Payable	(12)
Other Accrued Expenses and Liabilities	(3,314)
Contributions Received in Advance	(24,776)
Deferred Tax Liability	(1,053)
Transactional NAV	$391,098

(1)
In accordance with the Investment Advisory Agreement, the Investment Adviser has agreed to limit the amount of Specified Expenses borne by the Fund. Expense Support paid by the Investment Adviser will be recognized as a reduction to Transactional NAV in the month the Fund reimburses the Investment Adviser for such costs. As of September 30, 2026, there is no adjustment related to the Expense Support.
(2)
Servicing Fees are charged to Class S, Class D, Class R-S and Class R-D Units. Servicing Fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are paid.
(3)
As of September 30, 2026, there was no Management Fee Payable because the Management Fee has been waived with respect to the Anchor Units and Class G Units and no Management Fees are payable with respect to Class C Units.

The following table provides details of Transactional NAV and the Transactional NAV per Unit as of September 30, 2026:

	September 30, 2026
Class	Number of Units	Transactional NAV per Unit	Transactional NAV (Dollars in Thousands)
Class R-S	1,842,556	$124.46	$229,322
Class R-I	917,225	$125.17	114,805
Class C	308,827	$130.08	40,172
Class G	54,323	$125.17	6,799
	3,122,931		$391,098

The following table reconciles our U.S. GAAP NAV to Transactional NAV as of September 30, 2026:

September 30, 2026
(Dollars in Thousands)
U.S. GAAP NAV	$381,925
Adjustments:
Organizational, Offering and Other Fund Expenses(1)	—
Accrued Servicing Fees(2)	9,173
Contingent Tax Liabilities(3)	—
Transactional NAV	$391,098

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financings or liabilities other than contractual commitments incurred in the normal course of our business. Refer to Note 7. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.

Critical Accounting Estimates

The preparation of the unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Refer to Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this report for further discussion of our accounting policies.

The following is a summary of our significant accounting policies that are most impacted by judgments, estimates or assumptions.

Fair Value Measurements

As an investment company under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“Topic 946”), we are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“Topic 820”). Topic 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with GAAP and for purposes of computing a monthly Transactional NAV.

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

Secondary Investments and Primary Commitments are generally valued based on their proportionate share of the most recent NAV reported by the respective underlying fund manager, provided NAV is calculated in a manner consistent with Topic 946. The reported NAV may be adjusted where appropriate, for subsequent capital contributions, distributions and other material known, knowable and quantifiable events occurring through the reporting date. To the extent the underlying fund holds publicly traded securities, we consider material changes in the quoted market prices of such securities from the date of the most recent reported NAV. In addition, where appropriate, we may adjust the reported NAV to reflect estimated material changes in the fair value of the underlying fund’s non-public investments from the date of the most recent reported NAV through the reporting date.

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

In accordance with U.S. GAAP, we accrue the estimated cost of the Servicing Fee for the estimated life of its Units as an offering cost at the time Units bearing such fees are issued. The calculation of the estimated amount of Servicing Fees to be paid in future periods includes significant judgments and estimates. These include estimating the life of the Units held by a unitholder at the time of subscription, making judgments regarding market expectations and assessing historical trends. As of September 30, 2026, the Fund has accrued Servicing Fees of $9.7 million.

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

Fair Value Risk

CVC-PEF makes investments which are reported at fair value as determined in accordance with the Fund’s valuation policy. Determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make. Based on the fair value of the Fund’s investments as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $39.3 million.

Exchange Rate Risk

CVC-PEF holds investments that are denominated in foreign currencies. CVC-PEF’s primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the investments are denominated, net of the impact of foreign exchange hedging strategies, if any. As of September 30, 2026, CVC-PEF held foreign currency forward contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and other currencies in which CVC-PEF’s investments were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in the Net Change in Unrealized Appreciation (Depreciation) on Investments of $24.6 million.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. As of September 30, 2026, CVC-PEF had no third-party indebtedness.

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

Part II. Other Information

Item 1. Legal Proceedings

The Fund is not currently subject to any pending material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts. The Fund may also be subject to regulatory proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered Units during the three months ended September 30, 2026 were previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2026, the Fund executed a second amended and restated Investment Advisory Agreement with the Investment Adviser to make certain non-material and conforming updates, including to clarify the parties’ intent. The foregoing summary description does not purport to be complete and is qualified in its entirety by reference to the second amended and restated Investment Advisory Agreement, which is filed as Exhibit 10.2 to this report and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.1 to the Fund's Registration Statement on Form 10 filed with the SEC on December 23, 2025).

3.2

Certificate of Amendment to Certificate of Limited Partnership (Incorporated by reference to Exhibit 3.2 to the Fund's Amendment No. 1 to the Fund's Registration Statement on Form 10 filed with the SEC on February 18, 2026).

3.3

Third Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 3.3 to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 13, 2026).

10.1

Amended and Restated Investment Advisory Agreement dated August 11, 2026 (Incorporated by reference to Exhibit 10.1 to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 13, 2026).

10.2*	Second Amended and Restated Investment Advisory Agreement dated November 12, 2026.

31.1*	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026

CVC-PE Global Private Equity Fund, LP

/s/ Jonathan Wrigley
Name:	Jonathan Wrigley
Title:	Chief Financial Officer
(Principal Financial Officer)